Form 10-Q
period 2021-06-30
Indaptus Therapeutics, Inc.
filed 2021-08-16
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-40652

Indaptus Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3158720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle 15th Floor New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +(347) 480 9760

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	INDP	Nasdaq Capital Market

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

The number of shares of Registrant’s ordinary shares outstanding as of August 12, 2021: 5,405,963.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

3

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	U.S. dollars in thousands
Assets
CURRENT ASSETS:
Cash and cash equivalents	$16,991	$14,671
Restricted cash (Note 7)	1,000	-
Prepaid expenses and other receivables	801	297
TOTAL CURRENT ASSETS	18,792	14,968

NON-CURRENT ASSETS:
Property and equipment, net (Note 4)	-	1,394
Operating lease right-of-use assets (Note 4)	-	817
Other assets (Note 3a)	1,300	3,717
TOTAL NON-CURRENT ASSETS	1,300	5,928

TOTAL ASSETS	$20,092	$20,896

Liabilities and shareholders’ equity
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$397	$368
Other (Note 6)	5,043	4,966
TOTAL CURRENT LIABILITIES	5,440	5,334
LONG-TERM LIABILITIES -
Non-current operating lease liabilities	-	338
Other liabilities	716	691
TOTAL LONG-TERM LIABILITIES	716	1,029
TOTAL LIABILITIES	6,156	6,363

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)
SHAREHOLDERS’ EQUITY:
Ordinary shares, with no par value - authorized: 4,375,000 Ordinary Shares as of June 30, 2021 and December 31, 2020; issued and outstanding: 1,858,743 and 1,096,346 Ordinary Shares as of June 30, 2021 and December 31, 2020, respectively*	727	727
Additional paid-in capital	228,421	217,357
Accumulated deficit	(215,212)	(203,551)
TOTAL SHAREHOLDERS’ EQUITY	13,936	14,533
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,092	$20,896

*	After giving effect to a 1-for-4 reverse share split effective July 26, 2021, see note 8a.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	U.S. dollars in thousands				U.S. dollars in thousands
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, net		$(1,807)		$(1,275)		$(3,964)		$(3,299)
GENERAL AND ADMINISTRATIVE EXPENSES		(2,387)		(1,630)		(4,408)		(3,345)
IMPAIRMENT OF LONG-LIVED ASSETS		(3,190)		-		(3,190)		-
OPERATING LOSS		(7,384)		(2,905)		(11,562)		(6,644)
FINANCIAL INCOME (EXPENSES), net		(35)		4		(66)		(66)
LOSS BEFORE INCOME TAX		(7,419)		(2,901)		(11,628)		(6,710)
INCOME TAX		(13)		(46)		(33)		(107)
NET LOSS		$(7,432)		$(2,947)		$(11,661)		$(6,817)
		U.S. dollars
LOSS PER SHARE BASIC AND DILUTED	*$	(5.53)	**$	(3.66)	*$	(9.46)	**$	(9.65)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE IN THOUSANDS		*1,343		**805		*1,233		**707

*	After giving effect to a 1-for-4 reverse share split effective July 26, 2021, see note 8a.

**	After giving effect to a 1-for-20 reverse share split effective October 30, 2020, and to a 1-for-4 reverse share split effective July 26, 2021, see note 8a.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 1

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares*	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT JANUARY 1, 2020	468,880	$727	$200,231	(189,423)	$11,535
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2020:
Issuance of ordinary shares, net of issuance costs	10,392	-	421	-	421
Issuance of ordinary shares and warrants, net of issuance costs	203,125	-	5,692	-	5,692
Issuance of ordinary shares and warrants, net of issuance costs	203,650	-	4,426	-	4,426
Exercise of warrants	2,031		65		65
Share-based compensation (Note 5)	-	-	856	-	856
Net loss	-	-	-	(6,817)	(6,817)
BALANCE AT JUNE 30, 2020	888,078	$727	$211,691	$(196,240)	$16,178

BALANCE AT JANUARY 1, 2021	1,096,346	$727	$217,357	(203,551)	$14,533
CHANGES IN THE SIX-MONTH PERIOD ENDED JUNE 30, 2021:
Waiver of ordinary shares by a shareholder	(304)	-	-	-	-
Exercise of warrants (Note 5a(1))	45,625	-	956	-	956
Issuance of ordinary shares to Aspire Capital, net of issuance costs (Note 5a(2))	717,076	-	9,900	-	9,900
Share-based compensation (Note 5)	-	-	208	-	208
Net loss	-	-	-	(11,661)	(11,661)
BALANCE AT JUNE 30, 2021	1,858,743	$727	$228,421	$(215,212)	$13,936

*	After giving effect to a 1-for-20 reverse share split effective October 30, 2020, and to a 1-for-4 reverse share split effective July 26, 2021, see note 8a.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(Continued) - 2

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Total
	Number of shares*	Amounts	Amounts
	U.S. dollars in thousands
BALANCE AT APRIL 1, 2020	682,397	$727	$206,786	$(193,293)	$14,220
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2020:
Issuance of ordinary shares and warrants, net of issuance costs	203,650	-	4,426	-	4,426
Exercise of warrants	2,031		65		65
Share-based compensation (Note 5)	-	-	414	-	414
Net loss	-	-	-	(2,947)	(2,947)
BALANCE AT JUNE 30, 2020	888,078	$727	$211,691	$(196,240)	$16,178

BALANCE AT APRIL 1, 2021	1,141,667	$727	$218,397	$(207,780)	$11,344
CHANGES IN THE THREE-MONTH PERIOD ENDED JUNE 30, 2021:
Issuance of ordinary shares to Aspire Capital, net of issuance costs (Note 5a(2))	717,076	-	9,900	-	9,900
Share-based compensation (Note 5)	-	-	124	-	124
Net loss	-	-	-	(7,432)	(7,432)
BALANCE AT JUNE 30, 2021	1,858,743	$727	$228,421	$(215,212)	$13,936

*	After giving effect to a 1-for-20 reverse share split effective October 30, 2020, and to a 1-for-4 reverse share split effective July 26, 2021, see note 8a.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2021	2020
	U.S. dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,661)	$(6,817)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,178	611
Impairment of long-lived assets	3,190	-
Exchange differences on cash and cash equivalents and restricted cash	139	49
Change in operating right of use asset	260	250
Change in operating lease liabilities	(304)	(263)
Gains on marketable securities	-	(2)
Share-based compensation	208	856
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other receivables	(504)	2,376
Increase (decrease) in accounts payable and accruals	72	(3,963)
Increase in other liabilities	25	86
Net cash used in operating activities	(7,397)	(6,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3)
Proceeds from disposal of marketable securities, net	-	772
Net cash provided by investing activities	-	769
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares in February 2020, net of issuance costs	-	421
Proceeds from issuance of ordinary shares and warrants in May 2020, net of issuance costs	-	5,692
Proceeds from issuance of ordinary shares and warrants in August 2020, net of issuance costs	-	4,426
Proceeds from issuance of ordinary shares to Aspire Capital, net of issuance costs (Note 5a(2))	9,900	-
Proceeds from exercise of warrants (Note 5a(1))	956	65
Net cash provided by financing activities	10,856	10,604
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,459	4,556
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	14,671	9,292
EXCHANGE DIFFERENCES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(139)	(49)
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH SHOWN AT THE END OF THE PERIOD	$17,991	$13,799
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION -
Taxes paid	$10	$-
Interest received	$-	$27
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH REPORTED IN THE STATEMENT OF FINANCIAL POSITION:
Cash and cash equivalents	$16,991	$13,799
Restricted cash	$1,000	$-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,991	$13,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

a.	As of June 30, 2021, and until July 26, 2021, Intec Pharma Ltd. (“Intec Israel”) was a publicly traded company on the Nasdaq Capital Market. Intec Israel was engaged in the development of proprietary technology which enables the gastric retention of certain drugs (“Accordion Pill Business”). Intec Israel is a limited liability company incorporated in Israel. Intec Israel also incorporated a wholly-owned subsidiary in the State of Delaware - Intec Pharma Inc. (together with Intec Israel - “the Company”). As of June 30, 2021, the cumulative losses of the Company were approximately $215.2 million. In addition, for the six-month period ended June 30, 2021, the Company had negative cash flows from its operating activities in the amount of approximately $7.4 million.

b.	On March 15, 2021, Intec Israel, Intec Parent, Inc., a Delaware corporation (“Intec Parent”), Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Intec Parent (“Domestication Merger Sub”), Dillon Merger Subsidiary, Inc. (“Merger Sub”) and Decoy Biosystems, Inc., a Delaware corporation (“Decoy”), entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”), whereby upon satisfaction of certain closing conditions set forth in the Merger Agreement, including consummation of the domestication merger, Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Intec Parent (the “Merger”).

On April 27, 2021, Intec Israel, Intec Parent and Domestication Merger entered into an Agreement and Plan of Merger (“Domestication Merger Agreement”), pursuant to which Domestication Merger Sub will merge with and into Intec Israel, with Intec Israel being the surviving entity and a wholly owned subsidiary of Intec Parent (the “Domestication Merger”).

On July 27, 2021, Intec Israel, Intec Parent and Domestication Merger Sub completed the Domestication Merger pursuant to the terms of the Domestication Merger Agreement, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly- owned subsidiary of Intec Parent. In connection with the Domestication Merger, each Intec Israel ordinary share (“Intec Israel Shares”) outstanding after the reverse share split (for details see Note 8a) and immediately prior to the effective time of the Domestication Merger was converted into one share of Intec Parent common stock, $0.01 par value per share (“Intec Parent Common Stock”) and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger were exchanged for equivalent securities of Intec Parent. The shares of Intec Parent Common Stock outstanding immediately after the effective time of the Domestication Merger commenced trading on the Nasdaq Capital Market at market open on July 27, 2021, under the symbol “NTEC”.

On August 3, 2021, Intec Parent, completed the Merger following the satisfaction or waiver of the conditions set forth in the Merger Agreement. In connection with the Merger, on August 3, 2021, Intec Parent changed its name to Indaptus Therapeutics Inc. (“Indaptus”) and commenced trading on the Nasdaq Capital Market at market open on August 4, 2021 under the symbol “INDP”. For accounting purposes, the Company expects that Decoy will be deemed to be the accounting acquirer in the Merger and, consequently, the Merger is expected to be accounted for as a reverse merger, for more details see note 7.

c.	In the Merger Agreement Intec Israel agreed, among other things, that it would use commercially reasonable efforts to enter into one or more agreements providing for the sale, transfer or assignment of the Accordion Pill business, to be effected immediately after the closing (the “Disposition”). It was anticipated that the Disposition will result in one of the following scenarios (i) a sale or disposition of substantially all the assets of the Company followed by the liquidation of the Company, (ii) a sale by Indaptus of all of the outstanding shares of the Company’s ordinary shares or (iii) a termination of Intec Israel’s business as promptly as possible through winding down its operations, satisfying liabilities, and disposing of its remaining assets followed by a liquidation of Intec Israel (a “Business Termination”). As of June 30, 2021, the Company determined that it was probable that the Disposition will result in a Business Termination and since it is considered a triggering event, the Company performed an impairment assessment on its non-current assets. Following this assessment, the Company recorded an impairment charge on its non-current assets in the amount of approximately $3.2 million. For more details, see note 4. Following the completion of the Merger, on August 4, 2021, Indaptus’s board of directors resolved to effect a Business Termination through the winding down of Intec Israel’s operations, satisfying liabilities, and disposing its assets.

d.	In connection with the Merger, on July 23, 2021, Intec Parent entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor, pursuant to which Intec Parent agreed to sell and issue, in a private placement (the “Private Placement”), pre-funded warrants and warrants for total net proceeds of approximately $27.2 million (or approximately $27.3 million assuming the full exercise of the Pre-funded Warrant), after deducting the placement agent’s fees and other estimated offering expenses payable by Intec Parent in the amount of approximately $2.7 million. In addition, the Company agreed to issue to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock. For more details see note 7b.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued):

e.	On July 26, 2021, Intec Israel also implemented a 1-for-4 reverse share split of its outstanding ordinary shares, for more details see note 8. In addition, previously on October 30, 2020, Intec Israel implemented a 1-for-20 reverse share split of its outstanding ordinary shares. All share and per share amounts in these unaudited financial statements have been retroactively adjusted to reflect these reverse share splits.

f.	The COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in the past year. The COVID-19 pandemic is affecting the United States and global economies and may affect Indaptus and its Subsidiaries’ operations and those of third parties on which Indaptus relies, including by causing disruptions in the supply of its product candidates and the conduct of current and future clinical trials. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to Indaptus’ product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce Indaptus’ ability to access capital, which could negatively impact its short-term and long-term liquidity. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Indaptus’ financial condition, liquidity, or results of operations is uncertain.

g.	Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2021, the consolidated results of operations, changes in equity for the three and six-month periods ended June 30, 2021, and 2020 and cash flows for the six-month periods ended June 30, 2021, and 2020.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2020, as filed in the 10-K on March 16, 2021. The condensed balance sheet data as of December 31, 2020, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2020, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the six-month period ended June 30, 2021, are not necessarily indicative of the results expected for the year ending December 31, 2021.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

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

The following share options and warrants were excluded from the calculation of diluted loss per ordinary share because their effect would have been anti-dilutive for the periods presented (share data):

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Outstanding stock options	58,961	58,219	61,156	54,167
Warrants	227,150	52,822	248,169	39,350

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES:

a.	LTS Process Development Agreement

In December 2018, the Company entered into a Process Development Agreement for Manufacturing Services with Lohmann Therapie-Systeme AG (“LTS”) for the manufacture of AP-CD/LD (the “Agreement”). Under the Agreement, the Company will bear the costs incurred by LTS to acquire the production equipment for AP-CD/LD (“Equipment”) which amounted to approximately €6.8 million (approximately $7.8 million), and this amount was later to be reimbursed to the Company by LTS in the form of a reduction in the purchase price of the AP-CD/LD product. The Company paid in full all the consideration and as December 31, 2020, has recognized the Equipment as non-current other assets. In connection with the Business Termination, the Company notified LTS of the termination of the Agreement.

As a consequence, the Company performed an impairment assessment as of June 30, 2021, and recorded an impairment charge of the Equipment in the amount of approximately $2.4 million and the Equipment has been impaired to approximately $1.3 million to reflect its estimated fair value. For more details, see note 4b.

In addition, under the Agreement, the Company has a liability, as of June 30, 2021, in the amount of €2.0 million (approximately $2.4 million) for LTS’s facility upgrading costs which will be paid upon termination. The Company expects to pay LTS this liability during the third quarter of 2021.

b.	Lawsuits

1)	In December 2019, two former directors and officers (the “plaintiffs”) filed a statement of claim with the Jerusalem District Labor Court alleging breach of contract related to a purported vesting of certain options issued to the plaintiffs pursuant to the execution of the LTS Agreement and further alleging payments due for unredeemed vacation days.

The plaintiffs sought pecuniary damages of NIS 2.4 million (as of December 31, 2020, approximately $750 thousand) plus interest and linkage to the Israeli CPI.

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

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

2)	Intec Israel, the directors of Intec Israel (the “Intec Board”), Intec Parent, Inc., Dillion Merger Subsidiary, Inc., Decoy and Domestication Merger Sub Ltd. (collectively, “Defendants”) were named as defendants in connection with the following actions: St. Hilarie v. Intec Pharma Ltd., Case No. 1:21-cv-04000 (filed May 5, 2021, S.D.N.Y.); Tran v. Intec Pharma Ltd., Case No. 1:21-cv-04026 (filed May 5, 2021, S.D.N.Y.); Davidson v. Intec Pharma Ltd., Case No. 1:21-cv-00673 (filed May 7, 2021, D. Del.); and Figueroa v. Intec Pharma Ltd., Case No. 1:21-cv-02621 (filed May 11, 2021, E.D.N.Y.) (collectively, the “Actions”).

Plaintiffs in the Actions alleged, among other things, that the members of the Intec Board breached their fiduciary duties by agreeing to the Merger and misrepresented and failed to disclose in the proxy statement/prospectus (the “Proxy Statement”), which forms part of the Registration Statement on Form S-4 (the “Registration Statement”) filed by the Company as a co-registrant on April 20, 2021 with the U.S. Securities and Exchange Commission (the “Commission”), allegedly material information necessary for the shareholders of the Company to cast an informed vote on the Merger.

On May 12, 2021, solely to eliminate the burden, expense and risk of further litigation, and without admitting any liability or wrongdoing, the Company made certain supplemental disclosures to the Proxy Statement forming part of Amendment No. 1 to the Registration Statement filed by the Company as a co-registrant with the Commission on May 12, 2021.

Plaintiffs subsequently voluntarily dismissed the Actions (on May 13, 2021 in the St. Hilarie and Tran cases, on July 12, 2021 in the Davidson case, and on July 13, 2021 in the Figueroa case). In addition, and in order to avoid the uncertainties and costs associated with a contested application for plaintiffs’ attorneys’ fees and expenses and without any admission that plaintiffs’ claims were meritorious or that any such fees or expenses would be owed, on July 13, 2021, the defendants entered into an agreement pursuant to which the Company agreed to pay plaintiffs’ counsel a fee in the amount of $225,000 (the “Negotiated Attorney Fee”). The Negotiated Attorney Fee is made in full satisfaction of any and all claims for fees or costs by any of Plaintiffs’ counsel in the Actions and fully resolves them. The Negotiated Attorney Fee was recorded in the statement of operation as general and administrative expenses for the six-month period ended June 30, 2021, and was paid in July 2021.

c.	Cooperation agreements

As part of its operations, the Company entered into feasibility agreements with multinational companies for the development of products that combine the Company’s proprietary Accordion Pill platform technology with certain drugs for the treatment of various indications. Following the Business Termination, the Company has notified the multinational companies that were under engagement on the termination of the feasibility agreements. Under the terms of these agreements the Company had no liability upon terminating the agreement.

NOTE 4 - IMPAIRMENT OF NON-CURRENT ASSETS

The Company determined that it was probable that the Disposition will result in a Business Termination and since this is considered a triggering event the Company performed an impairment assessment on its non-current assets as of June 30, 2021. Following this assessment, the Company recorded an impairment charge on its non-current assets in the amount of approximately $3.2 million. The Company’s non-currents assets include operating lease right-of-use assets and property and equipment which include the Equipment at LTS and property and equipment in the offices and operational spaces in Jerusalem (the “Group Assets”).

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4 - IMPAIRMENT OF NON-CURRENT ASSETS (continued):

The Company recorded an impairment charge on its Group Assets as follows:

a.	The operating lease right-of-use assets and property and equipment which are in the offices and operational spaces in Jerusalem were fully impaired following the termination of the Company’s lease agreement entered into on August 5, 2021. As of June 30, 2021, the Company recorded an impairment in the amount of approximately $800 thousand.

b.	As of June 30, 2021, the Company recorded an impairment charge of the Equipment at LTS in the amount of approximately $2.4 million and the Equipment has been impaired to €1.1 million (as of June 30, 2021, approximately $1.3 million) to reflect its estimated fair value. The management of the Company, with the assistance of a third-party valuation firm, estimated the fair value of the Equipment. Accordingly, the Company concluded that the impairment of $2.4 million was due to the recent changes in the economic environment of the used equipment market and the decision to wind down Intec Israel as promptly as possible (level 3).

NOTE 5 - SHARE CAPITAL:

a.	Changes in share capital

(1)	In February 2021, warrants to purchase 45,625 ordinary shares were exercised for consideration of approximately $956 thousand.

(2)	On December 2, 2019, the Company entered into an ordinary shares purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations in the Purchase Agreement, Aspire Capital was committed to purchase, at the Company’s sole election, up to an aggregate of $10.0 million of Intec Israel’s ordinary shares over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, Intec Israel issued to Aspire Capital 7,657 ordinary shares. In April 2021, Intec Israel sold to Aspire Capital 79,848 ordinary shares for total net proceeds of approximately $1.2 million under the Purchase Agreement, net of issuance expenses in the amount of approximately $12 thousand.

On May 16, 2021, Intec Israel entered into a First Amendment to the Purchase Agreement (“the Amendment”), with Aspire Capital, amending the Purchase Agreement, which provided for among other things, (i) for an updated Exchange Cap, pursuant to which the Company may issue up to an additional 240,978 ordinary shares which constitutes 19.99% of its ordinary shares outstanding as of the date of entry into the Amendment, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%, and (ii) if shareholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the Purchase Agreement is equal to or greater than $13.76 per share. As of June 30, 2021, Intec Israel sold to Aspire Capital 637,228 ordinary shares for a price per share that is greater than $13.76, and for total net consideration of approximately $8.7 million, net of issuance expenses in the amount of approximately $87 thousand.

(3)	Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares that was effective after the close of trading on July 26, 2021. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. For more details see note 8a.

b.	Share-based compensation:

1)	In January 2016, Intec Israel’s board of directors approved an option plan (the “Plan”). Originally, the maximum number of ordinary shares reserved for issuance under the Plan was 8,750 ordinary shares for grants to directors, employees and consultants. In July 2016, an increase of 8,750 ordinary shares was approved by the board of directors.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

In December 2017, June 2018 and December 2020, an increase of 26,250, 12,500 and 12,500 ordinary shares, respectively, was approved by Intec Israel’s shareholders at a general meeting of shareholders. In July 2020, Intec Israel’s shareholders approved a further increase of 43,750 ordinary shares.

As of June 30, 2021, 53,326 shares remained available for grant under the Plan.

For the six-month period ended June 30, 2021, there were no options grants to employees or directors.

In the six months ended June 30, 2020, Intec Israel granted options as follows:

	Three months ended June 30, 2020
	Number of options granted	Exercise price	Vesting period range	Expiration
Employees	8,063	$34.3	3 years	7 years

The fair value of options granted to employees during the three months ended June 30, 2020, was $127 thousand.

The fair value of options granted to employees on the date of grant was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

Six months ended June 30
2020
Value of ordinary share	$22.4
Dividend yield	0%
Expected volatility	102.58%
Risk-free interest rate	1.42%
Expected term	5 years

2)	The following table illustrates the effect of share-based compensation on the statements of operations:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	U.S. dollars in thousands		U.S. dollars in thousands
Research and development expenses, net	$25	$175	$(12)	$359
General and administrative expenses	99	239	220	497
	$124	$414	$208	$856

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 5 - SHARE CAPITAL (continued):

3)	On June 21, 2021, Intec Israel’s shareholders approved the Intec Parent, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to be effective at the closing of the Merger. On August 4, 2021, name of the 2021 Plan was amended to “Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan” The maximum number of shares of common stock reserved for issuance under the 2021 Plan is 1,864,963 shares of Intec Parent Common Stock for grants to employees, officers, consultants, directors and other service providers.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUALS - OTHER:

	June 30,	December 31,
	2021	2020
	U.S. dollars in thousands
Expenses payable	$3,067	$2,859
Salary and related expenses	864	1,057
Current operating lease liabilities	630	596
Accrual for vacation days and recreation pay for employees	209	180
Other	273	274
	$5,043	$4,966

NOTE 7 - MERGER AGREEMENT:

a.	On March 15, 2021, Intec Parent, Intec Israel, Domestication Merger, Merger Sub and Decoy, entered into the Merger Agreement, whereby upon satisfaction of certain closing conditions set forth in the Merger Agreement, including consummation of the Domestication Merger, Merger Sub will merge with and into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Intec Parent.

On April 27, 2021, Intec Israel, Intec Parent and Domestication Merger entered into the Domestication Merger Agreement, pursuant to which Domestication Merger Sub will merge with and into Intec Israel, with Intec Israel being the surviving entity and a wholly owned subsidiary of Intec Parent.

On July 27, 2021, Intec Israel, Intec Parent and Domestication Merger Sub completed the Domestication Merger pursuant to the terms of the Domestication Merger Agreement, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Intec Parent. In connection with the Domestication Merger, each Intec Israel Share outstanding after the reverse share split that was effective after the close of trading on July 26, 2021 and immediately prior to the effective time of the Domestication Merger on July 27, 2021 was converted into one share of Intec Parent Common Stock and all options and warrants to purchase Intec Israel’s ordinary shares outstanding after the reverse share split and immediately prior to the Domestication Merger were exchanged for equivalent securities of Intec Parent. The shares of Intec Parent Common Stock outstanding immediately after the effective time of the Domestication Merger commenced trading on the Nasdaq Capital Market at market open on July 27, 2021, under the symbol “NTEC”. As a result of the Domestication Merger, Intec Israel continued to possess all of its assets, rights, powers and property as constituted immediately prior to the Domestication Merger and continued to be subject to all of its debts, liabilities and obligations as constituted immediately prior to the Domestication Merger.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 7 - MERGER AGREEMENT (continued):

On August 3, 2021, Intec Parent, completed the Merger as set forth in the Merger Agreement. In connection with the Merger and as of the effective time of the Merger each outstanding share of Decoy common stock, par value $0.001 per share (the “Decoy Common Stock”) (other than any shares held as treasury stock (which were cancelled) after giving effect to the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy Common Stock) converted into 2.654353395 shares of Intec Parent Common Stock. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of Intec Parent Common Stock subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio.

On August 3, 2021, Intec Parent changed its name to Indaptus Therapeutics Inc. and commenced trading on the Nasdaq Capital Market at market open on August 4, 2021 under the symbol “INDP”.

Immediately following closing of the Merger there were 5,405,963 shares of Indaptus common stock outstanding, with pre-merger Decoy shareholders owning approximately 65.6% and pre-merger Intec Israel shareholders owning approximately 34.4% of Indaptus.

b.	In connection with the Merger, on July 23, 2021, Intec Parent entered into the Purchase Agreement with a certain institutional investor, pursuant to which Intec Parent agreed to sale and issue, in the Private Placement, a pre-funded warrant to purchase up to 2,727,273 shares of Intec Parent’s common stock (the “Pre-funded Warrant”) and a warrant to purchase up to 2,727,273 of the Intec Parent’s common stock (the “Warrant”) at a purchase price of $10.99 per Pre-funded Warrant and associated Warrant, for total net proceeds of approximately $27.2 million (or approximately $27.3 million assuming the full exercise of the Pre-funded Warrant), after deducting the placement agent’s fees and other estimated offering expenses payable by Intec Parent in the amount of approximately $2.7 million. In addition, the Company agreed to issue to the placement agent a warrant to purchase 136,364 shares of Indaptus common stock. The closing of the Private Placement was completed on August 3, 2021.

c.	In connection with the Merger and for the purpose of meeting Nasdaq’s initial listing requirements, Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares that was effective after the close of trading on July 26, 2021, and prior to the effectiveness of the Domestication Merger. As a result of the reverse share split, every four outstanding ordinary shares was combined into one ordinary share. For further details, see note 8a.

d.

For accounting purposes, the Company expects that Decoy will be deemed to be the accounting acquirer in the Merger based upon the terms of the Merger Agreement and other factors and consequently, the Merger is expected to be accounted for as a reverse merger. Decoy stockholders prior to the Merger hold a majority of the voting interest of Indaptus following closing of the Merger. The Merger is expected to be accounted for as an asset acquisition (reverse merger) rather than business combination, as the net assets acquired assumed by Decoy do not meet the definition of a business under U.S. GAAP. Accordingly, Decoy’s assets, liabilities and results of operations will become the historical financial statements of Indaptus, and the net assets acquired which is the net cash remaining following Intec Israel’s Business Termination, will be included in Indaptus’ assets effective as of the Closing Date, for more details see note 4 and note 7(e) below. No step-up in basis or goodwill will be recorded as a result of the Merger.

INDAPTUS THERAPEUTICS INC. (successor to INTEC PHARMA LTD.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 7 - MERGER AGREEMENT (continued):

e.	In connection with the completion of the Merger, on August 4, 2021, Indaptus board resolved to effect a Business Termination through winding down of its operations, satisfying liabilities, and disposing its assets. The Company performed an impairment test on its non-current assets as of June 30, 2021, which resulted in an impairment charge of approximately $3.2 million. For more details, see note 4. The Company also expects to incur salaries, severance payments and close out expenses of approximately $800 thousand in connection with the wind down. The Company expects to record and pay these expenses in the third quarter of 2021.

f.	As of June 30, 2021, Intec Israel has transferred $650 thousand (the “Deposit Amount”) to Decoy for transaction expenses, of which $350 thousand was recorded in the statement of operation as general and administrative expenses and $300 thousand was recorded as deposit under prepaid expenses and other receivables. As described in the Merger Agreement, the Deposit Amount was included in the exchange ratio calculation. In addition, as of June 30, 2021, $1.0 million was deposited with an escrow agent to guarantee a payment of break-up fee in the event of termination of the Merger Agreement by Intec Israel. As of June 30, 2021, this amount was recorded as restricted cash and following the completion of the Merger it was released and included in the exchange ratio calculation.

NOTE 8 - EVENTS SUBSEQUENT TO JUNE 30, 2021

a.	Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares that was effective after the close of trading on July 26, 2021, and prior to the effectiveness of the Domestication Merger as described above in note 7a. As a result of the reverse share split, every four outstanding ordinary shares was combined into one ordinary share. All fractional shares created by the reverse share split were rounded up to the nearest whole share. The number of authorized shares was proportionately reduced from 17,500,000 ordinary shares to 4,375,000 ordinary shares. The reverse share split decreased Intec Israel’s outstanding ordinary shares from 7,370,883 shares to 1,858,743 shares as of that date. In addition, proportionate adjustments were made to the exercise prices of Intec Israel’s outstanding options and warrants and to the number of shares issuable under Intec Israel’s existing option plan.

All share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the reverse share split.

b.	On August 4, 2021, Indaptus’ board approved a grant of an aggregate of options to purchase 1,019,750 shares of common stock to Indaptus’ executive officers and directors as follows:

	Number of options granted	Exercise price	Vesting period	Expiration
Executive officers	910,000	$8.87	1-3 years	5-10 years
Directors	109,750	$8.87	1 year	10 years

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in Intec Israel’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021, including the consolidated annual financial statements as of December 31, 2020, and their accompanying notes included therein. We have prepared our condensed consolidated interim financial statements in accordance with U.S. GAAP.

This Quarterly Report on Form 10-Q of Indaptus Therapeutics, Inc. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our plans to develop and potentially commercialize our technology, the timing and cost of our planned investigational new drug application and any clinical trials, the completion and receiving favorable results in any clinical trials, our ability to obtain and maintain regulatory approval of any product candidate, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, the influence of extensive and costly government regulation, and our estimates regarding future revenue, expenses capital requirements and the need for additional financing following the recently completed merger. These risks, as well as other risks are discussed in the proxy statement/prospectus that was included in the registration statement on Form S-4 filed with the SEC in connection with the merger.

Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “Indaptus,” “Company,” “we,” “us” and “our” refer to Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc.) and, where appropriate, its consolidated subsidiaries following the domestication merger and the reverse merger described below. References to “Intec Parent” refer to Intec Parent, Inc., the successor of Intec Pharma Ltd. following the domestication merger, references to “Intec Israel” refer to Intec Pharma Ltd., the predecessor of Intec Parent prior to the domestication merger described below, and references to “Decoy” refer to Decoy Biosystems, Inc., the entity acquired by Intec Parent in connection with the reverse merger described below.

Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-4 reverse share split of the ordinary shares of Intec Israel that became effective on July 26, 2021 prior to the domestication merger described below, and also gives effect to a 1-for-20 reverse share split of the ordinary shares of Intec Israel that became effective on October 30, 2020, and all references to ordinary shares outstanding and per share amounts give effect to these reverse share splits.

Completion of the Merger

On August 3, 2021, Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc.), a Delaware corporation (“Indaptus,” “Company,” “we,” “us,” or “our”), completed its merger with Decoy Biosystems, Inc., a Delaware corporation (“Decoy”) following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 15, 2021 among the Company, Decoy, Intec Pharma Ltd., an Israeli company and wholly owned subsidiary of the Company (“Intec Israel”), Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of the Company (“Domestication Merger Sub”), and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of the Company (the “Merger”).

Previously, on July 27, 2021, Intec Israel, Indaptus and Domestication Merger Sub completed the previously announced domestication merger pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated April 27, 2021 (the “Domestication Merger Agreement”), whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus (the “Domestication Merger”). At the time of the Domestication Merger, Intec Israel continued to possess all of its assets, rights, powers and property as constituted immediately prior to the Domestication Merger and continued to be subject to all of its debts, liabilities and obligations as constituted immediately prior to the Domestication Merger.

Also, in connection with the Merger, we changed our name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.” and the business conducted by Indaptus became the business conducted by us, which is a pre-clinical stage biotech company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. For a further description of Indaptus’ business, see the section “Business of Indaptus” in the registration statement on Form S-4, as amended (File No. 333-255389), filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021 (the “Registration Statement”).

At the effective time of the Merger, each outstanding share of Decoy common stock, par value $0.001 per share (the “Decoy Common Stock”) (including shares issuable upon the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy Common Stock) converted into 2.654353395 shares of Indaptus common stock, par value $0.01 per share. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of common stock of Indaptus subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Immediately following closing of the Merger there are 5,405,963 shares of Indaptus common stock outstanding, with pre-merger Decoy shareholders owning approximately 65.6% and pre-merger Intec Israel shareholders owning approximately 34.4% of the Company. The figures above do not give effect to shares issuable upon the exercise of outstanding Indaptus warrants or options. Assuming the exercise in full of the pre-funded warrants sold in the Private Placement (as described below), there would be 8,133,236 shares of Indaptus common stock outstanding.

Following completion of the Merger, shares of Indaptus common stock commenced trading at market open on August 4, 2021, on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP” and under the new CUSIP 45339J 105.

Winding Down of Accordion Pill Business

In connection with the completion of the Merger, on August 4, 2021, our board determined to wind down the Accordion Pill business of Intec Israel. We initiated the process of making our employees in Israel aware of the decision beginning on August 4, 2021, and we intend to maintain an adequate number of employees in Israel until the completion of the wind down of the Accordion Pill business. We expect to incur salaries, severance payments and close out expenses of approximately $800,000 in connection with the wind down.

In connection with the winding down, on August 4, 2021, we initiated the termination of outstanding contracts with counterparties and the sale of our Accordion Pill related assets, including the termination of the Process Development Agreement dated as of December 17, 2018 between Intec Israel and LTS Lohmann Therapie Systeme AG (“LTS”), that provided for the manufacture of AP-CD/LD capsules, as a result of which Intec Israel expects to pay approximately 2 million Euros (approximately $2.4 million) as a termination fee. In addition, on August 5, 2021, Intec Israel and its landlord agreed to terminate the Unprotected Lease Agreement with R.M.P.A. Assets Ltd. dated June 2, 2003, as amended, for the lease of offices located in Jerusalem, Israel, as a result of which Intec Israel agreed to the payment of a break-up fee of $600,000.

In addition, as a result of winding down, Intec Israel performed an impairment assessment on its non-current assets as of June 30, 2021, which resulted in an impairment charge of approximately $3.2 million. For more information, see note 4 in our condensed consolidated financial statements for the six months ended June 30, 2021.

We expect that the winding down of the Accordion Pill business will be substantially complete by the end of the third quarter of 2021.

Private Placement

On July 23, 2021 (the “Signing Date”), Intec Parent entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”), pursuant to which we agreed to sell and issue, in a private placement (the “Private Placement”) a pre-funded warrant to purchase up to 2,727,273 shares of the Company’s common stock (the “Pre-funded Warrant”) and a warrant to purchase up to 2,727,273 of our common stock at a purchase price of $10.99 per Pre-funded Warrant and associated Warrant, for aggregate gross proceeds to us of approximately $29.9 million (or approximately $30.0 million assuming the full exercise of the Pre-funded Warrant), before deducting the placement agent’s fees and other estimated offering expenses payable by the Company. In addition, the Company agreed to issue to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock. On August 3, 2021, the Private Placement closed.

The Pre-funded Warrant has an exercise price of $0.01 per share, subject to customary adjustment for events affecting our shares of common stock, is exercisable upon issuance and will terminate upon exercise in full. The Pre-funded Warrant contains provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of our shares of common stock outstanding immediately after giving effect to such exercise. The holder of the Pre-funded Warrant may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to us. In the event of certain corporate transactions, the holder of the Pre-funded Warrant will be entitled to receive, upon exercise of the Pre-funded Warrant, the kind and amount of securities, cash or other property that the holder would have received had it exercised the Pre-funded Warrant immediately prior to such transaction.

The Warrant has a term of five and one-half years, is exercisable immediately following the issuance date and has an exercise price of $11.00 per share, subject to adjustment as set forth therein.

In connection with the Purchase Agreement, Intec Parent entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser. Pursuant to the Registration Rights Agreement, the Company will be required to file a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale of the shares of our common stock issuable upon exercise of the Pre-Funded Warrant and Warrant, within 30 days of the Signing Date, and to have such Registration Statement declared effective within 45 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 75 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages to the Purchaser if we fail to file the Registration Statement when required, fail to cause the Registration Statement to be declared effective by the SEC when required, of if we fail to maintain the effectiveness of the Registration Statement.

Results of Operations

The table below provides the results of operations of Intec Israel for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)

Research and development expenses, net	$(1,807)	$(1,275)	$(3,964)	$(3,299)
General and administrative expenses	(2,387)	(1,630)	(4,408)	(3,345)
Impairment of long-lived assets	(3,190)	-	(3,190)	-
Operating loss	(7,384)	(2,905)	(11,562)	(6,644)
Financial income (expenses), net	(35)	4	(66)	(66)
Loss before income tax	(7,419)	(2,907)	(11,628)	(6,710)
Income tax	(13)	(46)	(33)	(107)
Net loss	$(7,432)	$(2,947)	$(11,661)	$(6,817)

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Research and Development Expenses, Net

Intec Israel’s research and development expenses, net, for the three months ended June 30, 2021, amounted to approximately $1.8 million, an increase of approximately $500,000 or approximately 38%, compared to approximately $1.3 million for the three months ended June 30, 2020. Intec Israel’s research and development expenses, net, for the six months ended June 30, 2021, amounted to approximately $4.0 million, an increase of approximately $700,000, or approximately 21%, compared to approximately $3.3 million for the six months ended June 30, 2020. The increase for the three and six-month periods was primarily related to the accelerated depreciation for property and equipment due to the Merger.

General and Administrative Expenses

Intec Israel’s general and administrative expenses for the three months ended June 30, 2021, amounted to approximately $2.4 million, an increase of approximately $800,000, or approximately 50%, compared to approximately $1.6 million for the three months ended June 30, 2020. Intec Israel’s general and administrative expenses for the six months ended June 30, 2021, amounted to approximately $4.4 million, an increase of approximately $1.1, or 33%, compared to approximately $3.3 million for the six months ended June 30, 2020. The increase for the three and six-month periods was primarily related to professional services expenses related to the Merger Agreement that was recorded in the three and six-months ended June 30, 2021.

Impairment of long-lived assets

For the three and six-month period ended June 30, 2021, Intec Israel recorded an impairment charge of approximately $3.2 million of our operating lease right-of-use assets, property and equipment and equipment at LTS, described in note 4 to the consolidated financial statements for the six-month ended June 30, 2021, which represents the excess carrying value compared to the fair value of the assets.

Operating Loss

As a result of the foregoing, for the three months ended June 30, 2021, Intec Israel’s operating loss was approximately $7.4 million, an increase of approximately $4.5 million, or approximately 155%, compared to our operating loss for the three months ended June 30, 2020, of approximately $2.9 million. For the six months ended June 30, 2021, Intec Israel’s operating loss was approximately $11.6 million, an increase of approximately $4.9, or approximately 73%, compared to operating loss for the six months ended June 30, 2020, of approximately $6.7 million.

The increase for the three and six-month periods was mainly due to the impairment of our long-lived assets and an increase in research and development expenses and general and administrative expenses, as detailed above.

Financial Income (expenses), Net

For the three months ended June 30, 2021, Intec Israel had financial expenses from foreign currency exchange expenses in the amount of approximately $28,000 and bank fees. For the three months ended June 30, 2020, Intec Israel had financial income from interest on cash and cash equivalents in the amount of approximately $17,000, offset by financial expenses from foreign currency exchange expenses in the amount of approximately $13,000 and bank fees.

For the six months ended June 30, 2021, Intec Israel had expenses from foreign currency exchange expenses in the amount of approximately $56,000 and bank fees. For the six months ended June 30, 2020, Intec Israel had financial expenses from foreign currency exchange expenses in the amount of approximately $89,000 and bank fees, offset by financial income from interest on cash and cash equivalents in the amount of approximately $27,000 and financial income from change in fair value of marketable securities in the amount of approximately $2,000.

Income tax

For the three and six months ended June 30, 2021, and 2020, Intec Israel has not generated taxable income in Israel. However, for the three months ended June 30, 2021, and 2020, Intec Israel incurred tax expenses in its U.S. subsidiary in the amount of $13,000 and $46,000, respectively, and for the six months ended June 30, 2021, and 2020 Intec Israel incurred tax expenses in its U.S. subsidiary in the amount of $33,000 and $107,000, respectively.

Net Loss

Based on the foregoing, for the three months ended June 30, 2021, Intec Israel’s net loss was approximately $7.4 million, an increase of approximately $4.5 million, or approximately 155%, compared to net loss for the three months ended June 30, 2020, of approximately $2.9 million. For the six months ended June 30, 2021, Intec Israel’s net loss was approximately $11.7 million, an increase of approximately $4.9 million, or 72%, compared to our net loss for the six months ended June 30, 2020, of approximately $6.8 million. The increase for the three and six-month periods was mainly due to the impairment of Intec Israel’s long-lived assets and an increase in research and development expenses and general and administrative expenses, as detailed above.

Liquidity and Resources

Since Intec Israel’s inception, Intec Israel funded its operations primarily through public and private offerings (in Israel and in the U.S.) of its equity securities, grants from the IIA and other grants from organizations such as the Michael J. Fox Foundation, and payments received under the feasibility and related agreements it had entered into with multinational pharmaceutical companies, pursuant to which Intec Israel is entitled to full coverage of its development costs with regard to the projects specified in those agreements.

As of June 30, 2021, Intec Israel had cash and cash equivalents and restricted cash of approximately $18.0 million. As of December 31, 2020, Intec Israel had cash and cash equivalents of approximately $14.7 million.

In August 2021, Indaptus sold a pre-funded warrant to purchase 2,727,273 of our common stock and a warrant to purchase 2,727,273 of our common stock in a private placement. The pre-funded warrant is exercisable at an exercise price of $0.01 per share, and the warrant is exercisable at an exercise price of $11.00 per share. The pre-funded warrant and the warrant were sold together at a combined price of $10.99. The total net proceeds were approximately $27.2 million, after deducting placement agent fees and offering expenses in the amount of approximately $2.7 million. In addition, the Company issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock.

Net cash used in operating activities was approximately $7.4 million for the six months ended June 30, 2021, compared with net cash used in operating activities of approximately $6.8 million for the six months ended June 30, 2020. This increase resulted primarily from an increase in research and development expenses and general and administrative expenses in the amount of approximately $1.8 million, offset by changes in operating asset and liability items of approximately $1.2 million.

Intec Israel had no positive or negative cash flow from investing activities for the six months ended June 30, 2021. Intec Israel had a positive cash flow from investing activities of approximately $769,000 for the six months ended June 30, 2020, which resulted primarily from proceeds from disposal of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2021, was approximately $10.9 million, which was provided by the proceeds received from the sale of Intec Israel’s ordinary shares under its Purchase Agreement with Aspire Capital that resulted in net proceeds of approximately $9.9 million and proceeds from exercise of warrants in the amount of approximately $956,000. Net cash provided by financing activities for the six months ended June 30, 2020, was approximately $10.6 million, which was provided primarily by the proceeds from Intec Israel’s registered direct offering in May 2020 that resulted in net proceeds of approximately $4.5 million, proceeds from Intec Israel’s underwritten public offering in February 2020 that resulted in net proceeds of approximately $5.7 million and by the funds received from the sale of Intec Israel’s ordinary shares under Intec Israel’s “at-the-market” equity offering program that resulted in net proceeds of approximately $421,000.

Aspire Capital Financing Arrangement

On December 2, 2019, Intec Israel entered into a purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, which was subsequently amended on May 16, 2021, or the Purchase Agreement, which provided that, upon the terms and conditions set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of Intec Israel’s ordinary shares over the 30-month term of the Purchase Agreement.

Concurrently with entering into the Purchase Agreement, Intec Israel also entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement, in which it agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register for sale under the Securities Act for the sale of our ordinary shares that have been and may be issued to Aspire Capital under the Purchase Agreement.

Intec Israel filed with the SEC a prospectus supplement to its effective shelf registration statement on Form S-3 (File No. 333-230016) registering all of the ordinary shares that may be offered to Aspire Capital from time to time. Under the Purchase Agreement, on any trading day selected by Intec Israel, it had the right, in its sole discretion, to present Aspire Capital with a purchase notice, each, a Purchase Notice, directing Aspire Capital (as principal) to purchase up to 2,500 ordinary shares in an amount no greater than $500,000 per business day, up to $10.0 million of our ordinary shares in the aggregate at a per share price, or the Purchase Price, equal to the lesser of:

● the lowest sale price of our ordinary shares on the purchase date; or

● the arithmetic average of the three (3) lowest closing sale prices for our ordinary shares during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

Intec Israel and Aspire Capital also could mutually agree to increase the dollar amount to greater than $500,000 and the number of ordinary shares that may be sold to as much as an additional 2,000,000 ordinary shares per business day, respectively.

In addition, on any date on which Intec Israel submits a Purchase Notice to Aspire Capital in an amount equal to at least 2,500 ordinary shares, Intec Israel also ha the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, each, a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of ordinary shares equal to up to 30% of the aggregate of our ordinary shares traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of 3,125 ordinary shares, unless Intec Israel and Aspire Capital mutually agree otherwise. The purchase price per share pursuant to such VWAP Purchase Notice was generally 97% of the volume-weighted average price for our ordinary shares traded on our principal market on the VWAP Purchase Date.

The Purchase Price was adjustable for any reorganization, recapitalization, non-cash dividend, share split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provided that Intec Israel and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our ordinary shares is less than $0.25. There were no trading volume requirements or restrictions under the Purchase Agreement, and Intec Israel could control the timing and amount of sales of ordinary shares to Aspire Capital. Aspire Capital had no right to require any sales by Intec Israel, but was obligated to make purchases from Intec Israel as directed by us in accordance with the Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, Intec Israel issued to Aspire Capital the Commitment Shares. The Purchase Agreement could be terminated by Intec Israel at any time, at its discretion, without any cost to it. Aspire Capital agreed that neither Intec Israelnor any of Intec Israel’s agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our ordinary shares during any time prior to the termination of the Purchase Agreement. Any proceeds received under the Purchase Agreement were expected to be used to fund our research and development activities, for working capital and for general corporate purposes.

In April 2021, Intec Israel sold 79,848 ordinary shares under the Purchase Agreement at a purchase price of $15.11 per share, for a total net consideration of approximately $1.2 million, net of issuance expenses in the amount of approximately $12,000.

On May 16, 2021, Intec Israel entered into a First Amendment to the Purchase Agreement (“the Amendment”), with Aspire Capital, amending the Purchase Agreement, which provided for among other things, (i) for an updated “Exchange Cap”, pursuant to which Intec Israel may issue up to an additional 240,978 ordinary shares which constituted 19.99% of Intec Israel’s ordinary shares outstanding as of the date of entry into the Amendment, unless shareholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%, and (ii) if shareholder approval is not obtained, such limitation will not apply after the Exchange Cap is reached if at all times thereafter the average purchase price paid for all shares issued under the Purchase Agreement was equal to or greater than $13.76 per share. In May and June 2021, the Company sold to Aspire Capital 637,228 ordinary shares for a price per share that is greater than $13.76, and for total net consideration of approximately $8.7 million, net of issuance expenses in the amount of approximately $87,000.

Current Outlook

Following the Private Placement that closed on August 3, 2021, we believe that we have adequate cash to fund our ongoing activities for more than twelve months from the date of this Quarterly Report on Form 10-Q.

We are closely monitoring ongoing developments in connection with the COVID-19 pandemic. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our preparations for clinical trials and other research and development activities;

●	the scope, prioritization and number of clinical trials and other research and development programs;

●	the amount of revenues and contributions we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses;

●	market conditions; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to the consolidated financial statements included elsewhere in Intec Israel’s most recent Annual Report on Form 10-K for the year ended December 31, 2020. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Intec Israel’s critical accounting policies and estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Intec Israel’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021. With the exception of the evaluation of long-lived assets for impairment, as further described below, which requires the use of estimates and judgment, there have been no material changes to those policies during the six months ended June 30, 2021.

Long-Lived Assets

We evaluate Intec Israel’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of our long-lived assets are considered to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value.

We determined that it was probable that the Disposition will result in a Business Termination and since this is considered a triggering event Intec Israel performed an impairment assessment on our non-current assets as of June 30, 2021. Intec Israel’s non-current assets include operating lease right-of-use assets and property and equipment which include the equipment at LTS and property and equipment in the offices and operational spaces in Jerusalem

Intec Israel recorded an impairment charge as follows:

1)	The operating lease right-of-use assets and property and equipment which are in the offices and operational spaces in Jerusalem were fully impaired following the lease termination agreement entered into on August 5, 2021. As of June 30, 2021, Intec Israel recorded an impairment in the amount of approximately $800,000.

2)	As of June 30, 2021, Intec Israel recorded an impairment charge of the equipment at LTS in the amount of approximately $2.4 million and the equipment has been impaired to €1.1 million (as of June 30, 2021, approximately $1.3 million) to reflect its estimated fair value. The management of Intec Israel, with the assistance of a third-party valuation firm, estimated the fair value of the equipment. Accordingly, Intec Israel concluded that the impairment of $2.4 million was due to the recent changes in the economic environment of the used equipment market and the decision to wind down Intec Israel as promptly as possible (level 3).

We believe the assumptions used in our impairment assessment are reasonable, any changes in the actual market conditions versus the assumptions could result in a change in estimated future cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2021, four lawsuits were filed against us and the members of our board of directors in federal court: Marc St-Hilarie v. Intec Pharma Ltd, et al., 1:21-cv-04000-JSR (filed May 5, 2021, Southern District of New York); Minh Tran v. Intec Pharma Ltd., et al., 1:21-cv-04026-JSP (filed May 5, 2021, Southern District of New York); Craig Davidson v. Intec Pharma Ltd., et al., 1:21-cv-00673-LPS (filed May 7, 2021, District of Delaware); and Jordan Sanchez Figueroa v. Intec Pharma Ltd., et al., 1:21-cv-02621-WFK-RML (filed May 11, 2021, Eastern District of New York). The Davidson lawsuit also names Indaptus and certain entities involved in the Merger as defendants. All four complaints alleged that we and our board violated federal securities laws by allegedly failing to disclose all material information in connection with the Merger. On May 12, 2021, solely to eliminate the burden, expense and risk of further litigation, and without admitting any liability or wrongdoing, we made certain supplemental disclosures to the proxy statement forming part of Amendment No. 1 to the Registration Statement filed by us as a co-registrant with the Commission on May 12, 2021. Plaintiffs subsequently voluntarily dismissed the Actions (on May 13, 2021, in the St. Hilarie and Tran cases, on July 12, 2021 in the Davidson case, and on July 13, 2021 in the Figueroa case). In addition, and in order to avoid the uncertainties and costs associated with a contested application for plaintiffs’ attorneys’ fees and expenses and without any admission that plaintiffs’ claims were meritorious or that any such fees or expenses would be owed, on July 13, 2021, we entered into an agreement pursuant to which we agreed to pay plaintiffs’ counsel a fee in the amount of $225,000 (the “Negotiated Attorney Fee”). The Negotiated Attorney Fee was made in full satisfaction of any and all claims for fees or costs by any of plaintiffs’ counsel in the actions and fully resolves them. The Negotiated Attorney Fee was recorded in the statement of operation as general and administrative expenses for the six-month period ended June 30, 2021, and was paid in July 2021.

In addition, for a discussion of settlement agreement that was resolved during March 2021, see “COMMITMENTS AND CONTINGENT LIABILITIES” included in note 3b(1) to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item1A.	Risk Factors

Risks Related to Indaptus’ Financial Position and Capital Requirements

Indaptus is a pre-clinical-stage company, has a limited operating history, is not currently profitable, does not expect to become profitable in the near future and may never become profitable.

Indaptus is a pre-clinical-stage biotechnology company. Since Indaptus’ incorporation, it has focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of Indaptus’ product candidates are in the pre-clinical development stage and none of Indaptus’ product candidates have been approved for marketing or are being marketed or commercialized.

As a result, Indaptus has no meaningful historical operations upon which to evaluate Indaptus’ business and prospects and has not yet demonstrated an ability to obtain marketing approval for any of its product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, Indaptus has not been profitable and has incurred significant operating losses in every reporting period since its inception. For the years ended December 31, 2020, and 2019, Indaptus reported net losses of $3,584,151 and $2,565,207, respectively, and had an accumulated deficit of $7,959,501 as of December 31, 2020.

For the foreseeable future, Indaptus expects to continue to incur losses, which will increase significantly from historical levels as Indaptus expands its development activities, seeks regulatory approvals for its product candidates, and begins to commercialize them if they are approved by the FDA, the European Medicines Agency (the “EMA”) or comparable foreign authorities. Even if Indaptus succeeds in developing and commercializing one or more product candidates, Indaptus may never become profitable.

Given Indaptus’ lack of current cash flow, Indaptus will need to raise additional capital; however, it may be unavailable to Indaptus or, even if capital is obtained, may cause dilution or place significant restrictions on Indaptus’ ability to operate its business.

Since Indaptus will be unable to generate sufficient, if any, cash flow to fund its operations for the foreseeable future, Indaptus will need to seek additional equity or debt financing to provide the capital required to maintain or expand its operations.

There can be no assurance that Indaptus will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, Indaptus may be required to delay, limit or eliminate the development of business opportunities and its ability to achieve its business objectives, its competitiveness, and its business, financial condition and results of operations may be materially adversely affected. In addition, Indaptus may be required to grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Indaptus’ inability to fund its business could lead to the loss of your investment.

Indaptus’ future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of its clinical trials, preclinical studies and other related activities;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of its current or future product candidates;

●	the number and characteristics of the product candidates it seeks to develop or commercialize;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of its product candidates;

●	the cost of commercialization activities if any of its current or future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of its product candidates, should any of its product candidates receive marketing approval; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

If Indaptus raises additional capital by issuing equity securities, the percentage ownership of its existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. Indaptus may also issue equity securities that provide for rights, preferences and privileges senior to those of its common stock. Given Indaptus’ need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for Indaptus’ stockholders.

Risks Related to Indaptus’ Business, Industry and Regulatory Requirements

Indaptus is dependent on the success of one or more of Indaptus’ current product candidates and Indaptus cannot be certain that any of them will receive regulatory approval or be commercialized.

Indaptus has spent significant time, money and effort on the development of its lead product candidate, Decoy20. As a result, Indaptus’ business is largely dependent on the commencement of and success of the Decoy20 and its ability to complete the development of, obtain regulatory approval for, and successfully commercialize Decoy20 in a timely manner. The commencement of a Phase 1 clinical trial with solid tumor and lymphoma patients for Decoy20 is dependent, in part, upon the success of an Investigational New Drug (“IND”) application that Indaptus plans to file with the FDA in the second half of 2021. There can be no assurance regarding the outcome of the IND. The process to develop, obtain regulatory approval for and commercialize Decoy20 is long, complex, costly and uncertain as to its outcome.

To date, no clinical trials designed to provide proof of efficacy, or to provide sufficient evidence of safety, have been completed with any of Indaptus’ product candidates. All of Indaptus’ product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology and optimize their formulation and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Indaptus’ development efforts may not lead to commercial products, either because Indaptus’ product candidates fail to be safe and effective or because Indaptus has inadequate financial or other resources to advance Indaptus’ product candidates through the clinical development and approval processes. If any of Indaptus’ product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, Indaptus would experience potentially significant delays in, or be required to abandon, development of the product candidate.

Indaptus does not anticipate that any of its current product candidates will be eligible to receive regulatory approval from the FDA, the EMA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if Indaptus ultimately receives regulatory approval for any of these product candidates, Indaptus or its potential future partners, if any, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other products. The success of Indaptus’ product candidates may also be limited by the prevalence and severity of any adverse side effects. If Indaptus fails to commercialize one or more of its current product candidates, Indaptus may be unable to generate sufficient revenues to attain or maintain profitability, and Indaptus’ financial condition may decline.

If development of Indaptus’ product candidates does not produce favorable results, Indaptus and its collaborators, if any, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of product candidates that Indaptus may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 2 and/or Phase 3 clinical trials, which Indaptus’ current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. Indaptus may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of Indaptus’ current or future product candidates, including the following:

●	clinical trials may produce negative or inconclusive results;

●	preclinical studies conducted with product candidates during clinical development to, among other things, further evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;

●	patient recruitment and enrollment in clinical trials may be slower than Indaptus anticipates;

●	costs of development may be greater than Indaptus anticipates;

●	Indaptus’ product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;

●	collaborators who may be responsible for the development of Indaptus’ product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or

●	Indaptus may face delays in obtaining regulatory approvals to commence one or more clinical trials.

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical trials.

In the future, Indaptus or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of its product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if Indaptus believes data collected during the development of its product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than Indaptus or Indaptus’ collaborators. Indaptus’ failure to adequately demonstrate the safety and efficacy of Indaptus’ product candidates would prevent Indaptus’ receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

Since Indaptus does not currently possess the resources necessary to independently develop and commercialize its product candidates or any other product candidates that Indaptus may develop, Indaptus may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of Indaptus’ strategic plan. However, Indaptus’ discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect Indaptus’ business, financial condition and results of operations.

Indaptus expects to continue to incur significant research and development expenses, which may make it difficult for Indaptus to attain profitability.

Indaptus expects to expend substantial funds in research and development, including preclinical studies and clinical trials of its product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. Indaptus also may need additional funding to develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, Indaptus’ planned increases in staffing will dramatically increase Indaptus’ costs in the near and long-term.

However, Indaptus’ spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Due to Indaptus’ limited financial and managerial resources, Indaptus must focus on a limited number of research programs and product candidates and on specific indications. Indaptus’ resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities.

Because the successful development of Indaptus’ product candidates is uncertain, Indaptus is unable to precisely estimate the actual funds Indaptus will require to develop and potentially commercialize them. In addition, Indaptus may not be able to generate sufficient revenue, even if Indaptus is able to commercialize any of its product candidates, to become profitable.

Indaptus’ product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on Indaptus’ business, financial condition and results of operations.

Undesirable side effects observed in supportive preclinical studies or in clinical trials with Indaptus’ product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA, the EMA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit Indaptus’ ability to commercialize its product candidates. Since the mechanism of action of Indaptus’ product candidates depends on stimulation of the immune system, there is the potential for over-stimulation or undesirable immune reactions.

Indaptus’ product candidates may exhibit adverse effects in preclinical toxicology studies and adverse interactions with certain drugs. There are also risks associated with additional requirements the FDA, the EMA or comparable foreign authorities may impose for marketing approval with regard to a particular disease.

Indaptus’ product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the product, or could be limited to a more restricted patient population. Any risk management program required for approval of Indaptus’ product candidates could potentially have an adverse effect on Indaptus’ business, financial condition and results of operations.

Undesirable side effects involving Indaptus’ product candidates may have other significant adverse implications on Indaptus’ business, financial condition and results of operations. For example:

● Indaptus may be unable to obtain additional financing on acceptable terms, if at all;

● Indaptus’ collaborators may terminate any development agreements covering these product candidates;

● if any development agreements are terminated, Indaptus may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;

● if Indaptus were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower Indaptus’ potential future revenues from their commercialization;

● Indaptus may be subject to product liability or stockholder litigation; and

● Indaptus may be unable to attract and retain key employees.

In addition, if any of Indaptus’ product candidates receive marketing approval and Indaptus or others later identify undesirable side effects caused by the product:

● regulatory authorities may withdraw their approval of the product, or Indaptus or Indaptus’ partners may decide to cease marketing and sale of the product voluntarily;

● Indaptus may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and

● Indaptus’ reputation may suffer.

Any of these events could prevent Indaptus from achieving or maintaining market acceptance of the affected product and could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent Indaptus from generating significant revenues from the sale of the product.

Indaptus’ efforts to discover product candidates beyond Indaptus’ current product candidates may not succeed, and any product candidates Indaptus recommends for clinical development may not actually begin clinical trials.

Indaptus intends to expand its existing pipeline of core assets. However, the process of researching and developing new product candidates is expensive, time-consuming and unpredictable. Data from Indaptus’ current preclinical programs may not support the clinical development of its lead product, Decoy20, and Indaptus may not identify any additional products suitable for recommendation for clinical development. Moreover, any product Indaptus recommends for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede Indaptus’ ability to maintain or expand Indaptus’ clinical development pipeline. Indaptus’ ability to develop new product candidates and advance them into clinical development also depends upon Indaptus’ ability to fund its research and development operations, and Indaptus cannot be certain that additional funding will be available on acceptable terms, or at all.

Delays in the commencement or completion of clinical trials could result in increased costs to Indaptus and delay Indaptus’ ability to establish strategic collaborations.

Delays in the commencement or completion of clinical trials could significantly impact Indaptus’ development costs. Indaptus plans to file an IND (or a foreign equivalent) for Decoy20 in the second half of 2021 and then initiate a Phase 1 clinical trial with solid tumor and lymphoma patients. Indaptus does not know whether this or any other clinical trial will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

● obtaining regulatory approval to commence one or more clinical trials;

● reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;

● manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;

● obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;

● recruiting and enrolling patients to participate in one or more clinical trials; and

● the failure of Indaptus’ collaborators to adequately resource Indaptus’ product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated by Indaptus, Indaptus’ collaborators, the institutional review boards or data safety monitoring boards charged with overseeing Indaptus’ clinical trials, and/or relevant governing authorities due to a number of factors, including:

● failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

● inspection of the clinical trial operations or clinical trial site by relevant governing authorities resulting in the imposition of a clinical hold;

● unforeseen safety issues; or

● lack of adequate funding to continue the clinical trial.

If Indaptus experiences delays in the completion or termination of any clinical trial of its product candidates, the commercial prospects of Indaptus’ product candidates will be harmed, and Indaptus’ ability to commence product sales and generate product revenues from any of Indaptus’ product candidates will be delayed. In addition, any delays in completing Indaptus’ clinical trials will increase Indaptus’ costs and slow down its product candidate development and approval process. Delays in completing Indaptus’ clinical trials could also allow Indaptus’ competitors to obtain marketing approval before Indaptus does or shorten the patent protection period during which Indaptus may have the exclusive right to commercialize its product candidates. Any of these occurrences may harm Indaptus’ business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of Indaptus’ product candidates.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect Indaptus’ business and operations.

The outbreak of a novel coronavirus (COVID-19) originated in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect Indaptus’ operations and those of third parties on which Indaptus relies, including by causing disruptions in the supply of its product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused Indaptus’ GMP process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to Indaptus’ product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce Indaptus’ ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to Indaptus, capital raise efforts and additional development of Indaptus’ technologies may be negatively affected.

Indaptus intends to rely on third parties to conduct its preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, Indaptus may not be able to obtain regulatory approval for or commercialize its product candidates and its business, financial condition and results of operations could be substantially harmed.

Indaptus intends to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for Indaptus’ ongoing preclinical and clinical programs. Nevertheless, Indaptus maintains responsibility for ensuring that each of Indaptus’ clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and Indaptus’ reliance on these third parties does not relieve Indaptus of its regulatory responsibilities. Indaptus and its CROs and other vendors are required to comply with requirements for cGMP, good clinical practice (“GCP”), and good laboratory practice (“GLP”) which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of Indaptus’ product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If Indaptus or any of its CROs or vendors fails to comply with applicable regulations, the data generated in Indaptus’ preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require Indaptus to perform additional preclinical studies and clinical trials before approving Indaptus’ marketing applications. Indaptus cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of Indaptus’ clinical trials comply with GCP regulations. In addition, Indaptus’ clinical trials must be conducted with products produced consistent with cGMP regulations. Indaptus’ failure to comply with these regulations may require it to repeat clinical trials, which would delay the development and regulatory approval processes.

Indaptus may not be able to enter into arrangements with CROs on commercially reasonable terms, or at all. In addition, Indaptus’ CROs will not be Indaptus’ employees, and except for remedies available to Indaptus under its agreements with such CROs, Indaptus will not be able to control whether or not they devote sufficient time and resources to Indaptus’ ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to Indaptus’ protocols, regulatory requirements, or for other reasons, Indaptus’ clinical trials may be extended, delayed or terminated and Indaptus may not be able to obtain regulatory approval for or successfully commercialize Indaptus’ product candidates. CROs may also generate higher costs than anticipated. As a result, Indaptus’ business, financial condition and results of operations and the commercial prospects for Indaptus’ product candidates could be materially and adversely affected, its costs could increase, and its ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact Indaptus’ ability to meet its desired clinical development timelines. There can be no assurance that Indaptus will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on Indaptus’ business, financial condition or results of operations.

Indaptus’ product candidates are subject to extensive regulation under the FDA, the EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize Indaptus’ product candidates.

The clinical development, manufacturing, testing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of Indaptus’ product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither Indaptus nor Indaptus’ collaborators are permitted to market Indaptus’ product candidates until Indaptus or Indaptus’ collaborators receive approval of an NDA or Biologics License Applications (“BLA”) from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for Indaptus to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, Indaptus has not previously filed any NDAs or BLAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede Indaptus’ ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for Indaptus’ product candidates for which development and commercialization is Indaptus’ responsibility.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;

●	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;

●	the FDA, the EMA or comparable foreign authorities may not approve Indaptus’ third-party manufacturers’ processes or facilities; or

●	the FDA, the EMA or a comparable foreign authority may change its approval policies or adopt new regulations.

Indaptus’ inability to obtain these approvals would prevent Indaptus from commercializing its product candidates.

Even if Indaptus’ product candidates receive regulatory approval in the U.S., it may never receive approval or commercialize Indaptus’ products outside of the U.S.

In order to market any products outside of the U.S., Indaptus must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay seeking or obtaining such approval would impair Indaptus’ ability to develop foreign markets for its product candidates.

Even if any of Indaptus’ product candidates receive regulatory approval, its product candidates may still face future development and regulatory difficulties.

If any of Indaptus’ product candidates ever receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, Indaptus’ collaborators or Indaptus, including requiring withdrawal of the product from the market. Indaptus’ product candidates will also be subject to ongoing FDA, the EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If Indaptus’ product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or other notices of possible violations;

●	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications filed by Indaptus or Indaptus’ collaborators;

●	withdraw any regulatory approvals;

●	impose restrictions on operations, including costly new manufacturing requirements, or shut down Indaptus’ manufacturing operations; or

●	seize or detain products or require a product recall.

If Indaptus’ competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than Indaptus’, Indaptus’ commercial opportunity may be reduced or eliminated.

The industry in which Indaptus operates is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While Indaptus believes that its technology, knowledge, experience and scientific resources provide it with competitive advantages, Indaptus faces potential competition from many different sources, including commercial biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that Indaptus successfully develops and commercializes will compete with existing immunotherapies and new immunotherapies that may become available in the future.

Many of Indaptus’ competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than Indaptus does. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Indaptus’ competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which Indaptus is developing, or that would render Indaptus’ product candidates obsolete and noncompetitive. Even if Indaptus obtains regulatory approval for any of its product candidates, Indaptus’ competitors may succeed in obtaining regulatory approvals for their products earlier than Indaptus does. Indaptus will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to Indaptus’ programs or advantageous to Indaptus’ business.

The key competitive factors affecting the success of each of Indaptus’ product candidates, if approved, are likely to be its efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

Indaptus is subject to a multitude of manufacturing risks, any of which could substantially increase Indaptus’ costs and limit supply of its product candidates.

The process of manufacturing Indaptus’ product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing Indaptus’ product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of Indaptus’ product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in Indaptus’ product candidates or in the manufacturing facilities in which its product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which its product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

In addition, any adverse developments affecting manufacturing operations for Indaptus’ product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of Indaptus’ product candidates. Indaptus also may need to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

The commercial success of Indaptus’ product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

Even if Indaptus’ product candidates obtain regulatory approval, Indaptus’ products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of Indaptus’ approved product candidates will depend on a number of factors, including:

●	the effectiveness of Indaptus’ approved product candidates as compared to currently available products;

●	patient willingness to adopt Indaptus’ approved product candidates in place of current therapies;

●	Indaptus’ ability to provide acceptable evidence of safety and efficacy;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	restrictions on use in combination with other products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of Indaptus’ product candidates and target markets;

●	effectiveness of Indaptus’ or its partners’ sales and marketing strategy;

●	Indaptus’ ability to obtain sufficient third-party coverage or reimbursement; and

●	potential product liability claims.

In addition, the potential market opportunity for Indaptus’ product candidates is difficult to precisely estimate. Indaptus’ estimates of the potential market opportunity for its product candidates include several key assumptions based on Indaptus’ industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of Indaptus’ assumptions. If any of these assumptions proves to be inaccurate, then the actual market for Indaptus’ product candidates could be smaller than Indaptus’ estimates of its potential market opportunity. If the actual market for Indaptus’ product candidates is smaller than Indaptus expects, Indaptus’ product revenue may be limited, it may be harder than expected to raise funds and it may be more difficult for Indaptus to achieve or maintain profitability. If Indaptus fails to achieve market acceptance of Indaptus’ product candidates in the U.S. and abroad, Indaptus’ revenue will be limited and it will be more difficult to achieve profitability.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of Indaptus and others in the biotechnology industry. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. For example, the PPACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on a pharmaceutical manufacturer remains unclear.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

It is also possible that President Biden will further reform the PPACA and other federal programs in manner that may impact Indaptus’ operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the PPACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact Indaptus’ pricing of its products should they be approved for commercial use and sale. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, the executive branch, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Further, in July 2020, President Trump issued a number of executive orders that are intended to lower the costs of prescription drug products including one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers. It remains to be seen whether these orders will remain in effect in the Biden Administration. While no one can predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a drug manufacturer’s ability to generate revenue. Increases in importation or re-importation of drug products from foreign countries into the United States could put competitive pressure on a drug manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A drug manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. Indaptus cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to its business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Changes in government funding for the FDA and other government agencies could hinder Indaptus’ ability to hire and retain key leadership and other personnel, or prevent Indaptus’ product candidates from being developed or commercialized, which could negatively impact Indaptus’ business, financial condition and results of operations.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for Indaptus’ product candidates to be reviewed or approved by necessary government agencies, which could adversely affect its business, financial condition and results of operations.

Indaptus is subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm Indaptus’ business, financial condition and results of operations.

In the U.S., Indaptus is subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The federal Anti-Kickback Statute makes it illegal for any person, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Although Indaptus seeks to structure its business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that Indaptus’ practices may be challenged under the federal Anti-Kickback Statute.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Under the Health Insurance Portability and Accountability Act of 1996, Indaptus is prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including penalties, fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if Indaptus fails to comply with an applicable state law requirement, it could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to Indaptus’ business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of Indaptus’ practices may be challenged under these laws. Efforts to ensure that Indaptus’ business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If Indaptus is found in violation of one of these laws, Indaptus could be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from governmental funded federal or state healthcare programs and the curtailment or restructuring of Indaptus’ operations. If this occurs, Indaptus’ business, financial condition and results of operations may be materially adversely affected.

Indaptus is highly dependent on its current senior management. If Indaptus fails to retain current members of Indaptus’ senior management and scientific personnel, or to attract and keep additional key personnel, Indaptus may be unable to successfully develop or commercialize Indaptus’ product candidates.

Indaptus is highly dependent on its chief executive officer, Jeffrey Meckler and its chief scientific officer, Michael J. Newman, Ph.D. Indaptus’ success depends on Indaptus’ continued ability to attract, retain and motivate highly qualified management and scientific personnel. However, competition for qualified personnel is intense. Indaptus may not be successful in attracting qualified personnel to fulfill Indaptus’ current or future needs and there is no guarantee that any of these types of individuals will join Indaptus after the completion of the Merger on a full-time employment basis, or at all. In the event Indaptus is unable to fill critical open employment positions, the company may need to delay its operational activities and goals, including the development of the company’s product candidates, and may have difficulty in meeting its obligations as a public company. Indaptus does not currently maintain “key person” insurance on any of its employees.

In addition, competitors and others are likely in the future to attempt to recruit Indaptus’ employees. The loss of the services of any of Indaptus’ key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect Indaptus’ business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of Indaptus’ business objectives.

From time to time, Indaptus’ management seeks the advice and guidance of certain scientific advisors and consultants regarding clinical and regulatory development programs and other customary matters. These scientific advisors and consultants are not Indaptus’ employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to Indaptus. In addition, Indaptus’ scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with Indaptus’.

Indaptus will need to increase the size of Indaptus’ organization and may not successfully manage Indaptus’ growth.

Indaptus is a pre-clinical-stage biotechnology company with a small number of employees, and Indaptus’ management systems currently in place are not likely to be adequate to support Indaptus’ future growth plans. Indaptus’ ability to grow and to manage its growth effectively will require Indaptus to hire, train, retain, manage and motivate additional employees and to implement and improve its operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by Indaptus’ senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase Indaptus’ expenses significantly. Moreover, if Indaptus fails to expand and enhance its operational, financial and management systems in conjunction with Indaptus’ potential future growth, it could have a material adverse effect on Indaptus’ business, financial condition and results of operations.

Indaptus is exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon Indaptus, should lawsuits be filed against Indaptus.

Indaptus’ business exposes it to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical products. In addition, the use in Indaptus’ clinical trials of medical products and the subsequent sale of these products by Indaptus or its potential collaborators may cause Indaptus to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against Indaptus could have a material adverse effect on Indaptus’ business, financial condition and results of operations.

Indaptus’ research and development activities may involve the use of hazardous materials, which subject Indaptus to regulation, related costs and potential delays and potential liabilities.

Indaptus’ research and development activities may involve the controlled use of hazardous materials, chemicals or various radioactive compounds. If an accident occurs, Indaptus could be held liable for resulting damages, which could be substantial. Indaptus is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting Indaptus’ operations may be adopted in the future. Indaptus may incur substantial costs to comply with, and substantial fines or penalties if Indaptus violates any of these laws or regulations.

Indaptus relies significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm Indaptus’ ability to operate Indaptus’ business effectively.

Despite the implementation of security measures, Indaptus’ internal computer systems and those of third parties with which Indaptus contracts are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in Indaptus’ operations, and could result in a material disruption of Indaptus’ product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in Indaptus’ regulatory approval efforts and significantly increase Indaptus’ costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, Indaptus’ data or applications, or inappropriate disclosure of confidential or proprietary information, Indaptus could incur liability and its development programs and the development of its product candidates could be delayed.

Indaptus may engage in strategic transactions that could impact its liquidity, increase its expenses and present significant distractions to its management.

From time to time, Indaptus may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that Indaptus may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require Indaptus to incur non-recurring or other charges, may increase Indaptus’ near- and long-term expenditures and may pose significant integration challenges or disrupt Indaptus’ management or business, which could adversely affect Indaptus’ business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

● exposure to unknown liabilities;

● disruption of Indaptus’ business and diversion of Indaptus’ management’s time and attention in order to develop acquired products, product candidates or technologies;

● incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;

● higher-than-expected transaction and integration costs;

● write-downs of assets or goodwill or impairment charges;

● increased amortization expenses;

● difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with Indaptus’ operations and personnel;

● impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and

● inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that Indaptus will undertake or successfully complete any transactions of the nature described above, any transactions that Indaptus does complete may be subject to the foregoing or other risks, and could have a material adverse effect on Indaptus’ business, financial condition and results of operations.

Risks Relating to Indaptus’ Reliance on Third Parties

Indaptus relies completely on third parties to manufacture Indaptus’ preclinical and clinical supplies, and Indaptus’ business, financial condition and results of operations could be harmed if those third parties fail to provide Indaptus with sufficient quantities of product, or fail to do so at acceptable quality levels or prices.

Indaptus does not currently have, nor does Indaptus plan to acquire, the infrastructure or capability internally to manufacture Indaptus’ preclinical and clinical supplies for use in its clinical trials, and Indaptus lacks the resources and the capability to manufacture any of Indaptus’ product candidates on a clinical or commercial scale. Indaptus relies on its manufacturers to purchase from third-party suppliers the materials necessary to produce Indaptus’ product candidates for Indaptus’ clinical trials. There are a limited number of suppliers for raw materials that Indaptus uses to manufacture its product candidates, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Indaptus’ product candidates for its clinical trials, and, if approved, ultimately for commercial sale. Indaptus does not have any control over the process or timing of the acquisition of these raw materials by Indaptus’ manufacturers. Any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for a clinical trial in the future due to the need to replace a third-party manufacturer could considerably delay completion of Indaptus’ clinical trials, product testing and potential regulatory approval of Indaptus’ product candidates, which could harm Indaptus’ business, financial condition and results of operations.

Any collaboration arrangement that Indaptus may enter into in the future may not be successful, which could adversely affect Indaptus’ ability to develop and commercialize Indaptus’ current and potential future product candidates.

Indaptus may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of its current and potential future product candidates. To the extent that Indaptus decides to enter into collaboration agreements, Indaptus will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, execute and implement. Indaptus may not be successful in its efforts to establish and implement collaborations or other alternative arrangements should Indaptus choose to enter into such arrangements, and the terms of the arrangements may not be favorable to Indaptus. If and when Indaptus collaborates with a third party for development and commercialization of a product candidate, Indaptus can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of Indaptus’ collaboration arrangements will depend heavily on the efforts and activities of its collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement can lead to delays in developing or commercializing the applicable product candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, collaborations with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect Indaptus’ business, financial condition and results of operations.

If Indaptus is unable to develop its own commercial organization or enter into agreements with third parties to sell and market Indaptus’ product candidates, Indaptus may be unable to generate significant revenues.

Indaptus does not have a sales and marketing organization, and Indaptus has no experience as a company in the sales, marketing and distribution of pharmaceutical products. If any of Indaptus’ product candidates are ever approved for commercialization, Indaptus may be required to develop its sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any resulting product or any product resulting from any of Indaptus’ product candidates is expensive and time consuming and could delay any product launch. Indaptus may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force Indaptus does establish may not be capable of generating sufficient demand for Indaptus’ product candidates. To the extent that Indaptus enters into arrangements with collaborators or other third parties to perform sales and marketing services, Indaptus’ product revenues are likely to be lower than if Indaptus marketed and sold its product candidates independently. If Indaptus is unable to establish adequate sales and marketing capabilities, independently or with others, Indaptus may not be able to generate significant revenues and may not become profitable.

Risks Relating to Indaptus’ Intellectual Property

Indaptus may not be able to protect its proprietary or licensed technology in the marketplace.

Indaptus depends on its ability to protect its proprietary or licensed technology. Indaptus intends to rely on trade secret, patent, copyright and trademark laws, confidentiality, license, and other agreements with employees and third parties to protect its intellectual property. Indaptus’ success depends in large part on Indaptus’ ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to Indaptus’ proprietary or licensed technology and products. Indaptus cannot be certain that patent enforcement activities by future licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Indaptus also cannot be certain that future licensors will allocate sufficient resources or prioritize their or Indaptus’ enforcement of such patents. Even if Indaptus is not a party to these legal actions, an adverse outcome could prevent Indaptus from licensing intellectual property that Indaptus may need to operate its business, which would have a material adverse effect on its business, financial condition and results of operations.

Indaptus believes it will be able to obtain, through prosecution of patent applications covering Indaptus’ owned technology, adequate patent protection for Indaptus’ proprietary technology. If Indaptus is compelled to spend significant time and money protecting or enforcing its patents and future patents that Indaptus may own, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, Indaptus’ business, financial condition and results of operations may be materially and adversely affected. If Indaptus is unable to effectively protect the intellectual property that Indaptus owns or in-licenses, other companies may be able to offer the same or similar products for sale, which could materially adversely affect Indaptus’ business, financial condition and results of operations. The patents of others from whom Indaptus may license technology, and any future patents Indaptus may own, may be challenged, narrowed, invalidated or circumvented, which could limit Indaptus’ ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that Indaptus may have for its products.

Indaptus may not be successful in obtaining or maintaining necessary rights to its product candidates through acquisitions and in-licenses.

Indaptus may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that Indaptus identifies as necessary for its current or future product candidates. Indaptus may face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over Indaptus due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive Indaptus to be a competitor may be unwilling to assign or license intellectual property rights to Indaptus. Indaptus also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow it to make an appropriate return on Indaptus’ investment.

Indaptus may enter into collaboration agreements with U.S. and foreign academic institutions to accelerate development of Indaptus’ current or future preclinical product candidates. Typically, these agreements include an option for the company to negotiate a license to the institution’s intellectual property rights resulting from the collaboration. Even with such an option, Indaptus may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to Indaptus. If Indaptus is unable to license rights from a collaborating institution, the institution may offer the intellectual property rights to other parties, potentially blocking Indaptus’ ability to pursue its desired program.

If Indaptus is unable to successfully obtain required third-party intellectual property rights or maintain Indaptus’ existing intellectual property rights, Indaptus may need to abandon development of the related program and Indaptus’ business, financial condition and results of operations could be materially and adversely affected.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and Indaptus’ patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to Indaptus’ in-licensed patents or patent applications Indaptus may file in the future, Indaptus’ competitors might be able to use its technologies, which would have a material adverse effect on Indaptus’ business, financial condition and results of operations.

The patent positions of products are often complex and uncertain. The breadth of claims allowed in patents in the U.S. and many jurisdictions outside of the U.S. is not consistent. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of Indaptus’ licensed or owned intellectual property or create uncertainty. In addition, publication of information related to Indaptus’ current product candidates and potential products may prevent Indaptus from obtaining or enforcing patents relating to these product candidates and potential products, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

Patents that Indaptus may own now or may own or license in the future do not necessarily ensure the protection of Indaptus’ licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

● the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to Indaptus’ product candidates;

● there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;

● the issued patents and patents that Indaptus may own now or may obtain or license in the future may not prevent generic entry into the market for Indaptus’ product candidates;

● Indaptus, or third parties from whom Indaptus in-license or may license patents, may be required to disclaim part of the term of one or more patents;

● there may be prior art of which Indaptus is not aware that may affect the validity or enforceability of a patent claim;

● there may be prior art of which Indaptus is aware, which Indaptus does not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

● there may be other patents issued to others that will affect Indaptus’ freedom to operate;

● if the patents are challenged, a court could determine that they are invalid or unenforceable;

● there might be a significant change in the law that governs patentability, validity and infringement of Indaptus’ licensed patents or any future patents Indaptus may own that adversely affects the scope of Indaptus’ patent rights;

● a court could determine that a competitor’s technology or product does not infringe Indaptus’ licensed patents or any future patents Indaptus may own; and

● the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing. If Indaptus encounters delays in Indaptus’ development or clinical trials, the period of time during which Indaptus could market its potential products under patent protection would be reduced.

Indaptus’ competitors may be able to circumvent future patents that Indaptus may own by developing similar or alternative technologies or products in a non-infringing manner. Indaptus’ competitors may seek to market generic versions of any approved products by submitting abbreviated new applications to the FDA in which Indaptus’ competitors claim that Indaptus’ licensed patents or any future patents Indaptus may own are invalid, unenforceable or not infringed. Alternatively, Indaptus’ competitors may seek approval to market their own products similar to or otherwise competitive with Indaptus’ products. In these circumstances, Indaptus may need to defend or assert Indaptus’ licensed patents or any future patents Indaptus may own, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find Indaptus’ licensed patents or any future patents Indaptus may own invalid or unenforceable. Indaptus may also fail to identify patentable aspects of its research and development before it is too late to obtain patent protection. Even if Indaptus owns or in-licenses valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve Indaptus’ business objectives.

The issuance of a patent is not conclusive as to its inventorship, scope, ownership, priority, validity or enforceability. In this regard, third parties may challenge Indaptus’ patents or any future patents Indaptus may own in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit Indaptus’ ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of Indaptus’ technology and potential products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

Indaptus may infringe the intellectual property rights of others, which may prevent or delay its product development efforts and prevent Indaptus from commercializing or increase the costs of commercializing Indaptus’ products.

Indaptus’ commercial success depends significantly on Indaptus’ ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which Indaptus is not aware that Indaptus’ current or potential future product candidates infringe. There also could be patents that Indaptus believes Indaptus does not infringe, but that Indaptus may ultimately be found to infringe.

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which Indaptus is unaware that may later result in issued patents that Indaptus’ product candidates or potential products infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that Indaptus’ product candidates or potential products infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover Indaptus’ product candidates.

Third parties may assert that Indaptus is employing their proprietary technology without authorization and may sue Indaptus for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect Indaptus’ business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If Indaptus is sued for patent infringement, Indaptus would need to demonstrate that its product candidates, potential products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and Indaptus may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if Indaptus is successful in these proceedings, Indaptus may incur substantial costs and the time and attention of Indaptus’ management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on Indaptus. In addition, Indaptus may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover Indaptus’ products or their use, the holders of any of these patents may be able to block Indaptus’ ability to commercialize its products unless it acquires or obtains a license under the applicable patents or until the patents expire.

Indaptus may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of Indaptus’ products or lead to prohibition of the manufacture or sale of products by Indaptus. Even if Indaptus is able to obtain a license, it may be non-exclusive, thereby giving Indaptus’ competitors access to the same technologies licensed to Indaptus. Indaptus could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, Indaptus could be found liable for monetary damages, including treble damages and attorneys’ fees, if Indaptus is found to have willfully infringed a patent. A finding of infringement could prevent Indaptus from commercializing its product candidates or force Indaptus to cease some of its business operations, which could materially and adversely affect Indaptus’ business, financial condition and results of operations. Any claims by third parties that Indaptus has misappropriated their confidential information or trade secrets could have a similar material and adverse effect on Indaptus’ business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on Indaptus’ ability to raise the funds necessary to continue Indaptus’ operations.

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against Indaptus will be costly and time consuming and may adversely affect its business, financial condition and results of operations.

Indaptus may be required to initiate litigation to enforce or defend its licensed and owned intellectual property. Lawsuits to protect Indaptus’ intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase Indaptus’ operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In any infringement litigation, any award of monetary damages Indaptus receives may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Indaptus’ confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that Indaptus will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are resolved. Further, any claims Indaptus asserts against a perceived infringer could provoke these parties to assert counterclaims against Indaptus alleging that Indaptus has infringed their patents. Some of Indaptus’ competitors may be able to sustain the costs of such litigation or proceedings more effectively than Indaptus can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on Indaptus’ ability to compete in the marketplace.

In addition, Indaptus’ licensed patents and patent applications, and patents and patent applications that Indaptus may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of Indaptus’ licensed patents and patent applications and patents and patent applications that Indaptus may apply for, own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert Indaptus’ management and scientific personnel’s time and attention.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing Indaptus’ ability to protect Indaptus’ products.

As is the case with other biotechnology companies, Indaptus’ success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of Indaptus’ licensed and future patent applications and the enforcement or defense of Indaptus’ licensed and future patents, all of which could have a material adverse effect on Indaptus’ business, financial condition and results of operations.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to Indaptus’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken Indaptus’ ability to obtain new patents or to enforce patents that Indaptus might obtain in the future.

Indaptus may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates throughout the world would be prohibitively expensive. Competitors may use Indaptus’ licensed and owned technologies in jurisdictions where Indaptus has not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where Indaptus may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with Indaptus’ products in jurisdictions where Indaptus does not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for Indaptus to stop the infringement of Indaptus’ licensed patents and future patents Indaptus may own, or marketing of competing products in violation of Indaptus’ proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, Indaptus may encounter significant problems in protecting and defending its licensed and owned intellectual property both in the U.S. and abroad. Proceedings to enforce Indaptus’ future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert its efforts and attention from other aspects of Indaptus’ business.

Indaptus may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect Indaptus’ proprietary technology and processes, Indaptus relies in part on confidentiality agreements with its corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of Indaptus’ confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover Indaptus’ trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect Indaptus’ competitive business position.

Indaptus may be subject to claims challenging the inventorship of its patents, any future patents Indaptus may own, and other intellectual property.

Although Indaptus is not currently experiencing any claims challenging the inventorship of its patents or Indaptus’ owned intellectual property, Indaptus may in the future be subject to claims that former employees, collaborators or other third parties have an interest in Indaptus’ patents or other owned intellectual property as an inventor or co-inventor. For example, Indaptus may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing Indaptus’ product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If Indaptus fails in defending any such claims, in addition to paying monetary damages, Indaptus may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on Indaptus’ business, financial condition and results of operations. Even if Indaptus is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Ownership of Indaptus’s Common Stock

Indaptus does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future.

Neither Intec Israel nor Indaptus have ever declared or paid cash dividends on their respective shares. Indaptus does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future. It is anticipated that Indaptus will retain all available funds and any future earnings to fund the development and growth of its business. As a result, capital appreciation, if any, of Indaptus’ shares of common stock will be Indaptus’ shareholders’ sole source of gain for the foreseeable future.

Maintaining and improving Indaptus’ financial controls and the requirements of being a public company may strain its resources, divert management’s attention and affect its ability to attract and retain qualified board members.

As a public company, Indaptus will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and Nasdaq rules. The requirements of these rules and regulations will increase Indaptus’ legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on its personnel, systems and resources. The Exchange Act requires, among other things, that Indaptus file annual, quarterly and current reports with respect to its business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that Indaptus disclose whether it maintains effective disclosure controls and procedures and internal control over financial reporting. Ensuring that Indaptus will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently.

Indaptus may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to Indaptus’ internal controls may require specific compliance training for its directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of Indaptus’ internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase its operating costs and could materially impair its ability to operate its business. Moreover, effective internal controls are necessary for Indaptus to produce reliable financial reports and are important to help prevent fraud.

In accordance with Nasdaq rules, Indaptus will be required to maintain a majority independent board of directors. The various rules and regulations applicable to public companies make it more difficult and more expensive for Indaptus to maintain directors’ and officers’ liability insurance, and Indaptus may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If Indaptus is unable to maintain adequate directors’ and officers’ insurance, its ability to recruit and retain qualified officers and directors will be significantly curtailed.

It is expected that the rules and regulations applicable to public companies will result in Indaptus incurring substantial legal and financial compliance costs. These costs will decrease Indaptus’ net income or increase its net loss and may require it to reduce costs in other areas of its business.

If securities or industry analysts do not publish research or publish unfavorable research about Indaptus’ business, its share price and trading volume could decline.

The trading market for Indaptus’ securities will depend in part on the research and reports that securities or industry analysts publish about Indaptus. Indaptus may never obtain sufficient research coverage by securities and industry analysts. If no sufficient securities or industry analysts commence coverage of Indaptus, the trading price for its shares could be negatively impacted. If Indaptus obtains sufficient securities or industry analyst coverage and if one or more of the analysts who covers it downgrades Indaptus’ shares or publishes inaccurate or unfavorable research about its business, its share price would likely decline. If one or more of these analysts ceases coverage of Indaptus or fails to publish reports regularly, demand for Indaptus’ shares could decrease, which could cause its share price and trading volume to decline.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on Indaptus’ share price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require an annual management assessment of the effectiveness of our internal control over financial reporting. Indaptus is currently a private company with limited accounting personnel to adequately execute accounting processes and other supervisory resources with which to address internal control over financial reporting and, as a result, Indaptus may experience difficulty in meeting these reporting requirements in a timely manner. To date, Indaptus has never conducted a review of internal controls over financial reporting for the purpose of providing the reports required by the Sarbanes-Oxley Act. During review and testing, Indaptus may identify deficiencies and be unable to remediate them on a timely basis.

If Indaptus fails to maintain the adequacy of its internal control over financial reporting as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If Indaptus cannot in the future favorably assess the effectiveness of its internal control over financial reporting, investor confidence in the reliability of its financial reports may be adversely affected, which could have a material adverse effect on Indaptus’ share price.

Sales of a substantial number of shares of Indaptus in the public market by its existing shareholders could cause its share price to decline.

Sales of a substantial number of shares of Indaptus in the public market or the perception that these sales might occur, could depress the market price of its securities and could impair its ability to raise capital through the sale of additional equity securities. Indatpus is not able to predict the effect that sales may have on the prevailing market price of the its securities.

Indaptus’ securities could be delisted from Nasdaq if it does not comply with Nasdaq’s listing standards.

Pursuant to Nasdaq rules, Indaptus is required to meet the continuing listing standards of Nasdaq. While Indaptus intends to maintain the same, no guarantees can be made about its ability to do so. If Indaptus were to be delisted by Nasdaq, its security may be eligible to trade on the OTC or another over-the-counter market. Any such alternative would likely result in it being more difficult for Indaptus to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, Indaptus’ securities. In addition, there can be no assurance that Indaptus’ securities would be eligible for trading on any such alternative exchange or markets.

Future sales and issuances of Indaptus’ shares of common stock or rights to purchase shares of common stock by it, including pursuant to its equity incentive plan, could result in additional dilution of the percentage ownership of its stockholders and could cause its share price to decline.

Indaptus will not be generally restricted from issuing additional shares of common stock including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. The market price of Indaptus’ shares of common stock, as applicable, could decline as a result of sales of shares or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of Indaptus or the perception that such sales could occur.

Indaptus expects that significant additional capital will be needed in the future to continue its planned operations, including conducting clinical studies, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent Indaptus raises additional capital by issuing equity or convertible securities, its existing shareholders may experience substantial dilution. Indaptus may sell shares of common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner determined from time to time by its board of directors. If Indaptus sells shares of common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to its existing shareholders, and new investors could gain rights superior to its existing shareholders.

In addition, Indaptus may grant or provide for the grant of rights to purchase shares of its shares of common stock pursuant to its equity incentive plans. Increases in the number of shares available for future grant or purchase pursuant to its equity incentive plan may result in additional dilution, which could cause its share price to decline.

Changes in tax law could have a material impact on Indaptus

Changes to the U.S. federal income tax laws are proposed regularly and there can be no assurance that, if enacted, any such changes would not have an adverse impact on Indaptus. For example, President Biden has suggested the reversal or modification of some portions of the 2017 U.S. tax legislation and certain of these proposals, if enacted, could result in a higher U.S. corporate income tax rate than is currently in effect and thereby increase the effective tax rate of Indaptus following the Merger compared to current expectations. There can be no assurance that any such proposed changes will be introduced as legislation, or if they are introduced that they would be enacted, or if enacted what form they would take.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Intec Parent, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.2	Amended and Restated Bylaws of Intec Parent, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intec Parent, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: August 16, 2021	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Date: August 16, 2021		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

