Form 10-Q
period 2021-09-30
Indaptus Therapeutics, Inc.
filed 2021-11-15
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s ordinary shares outstanding as of November 11, 2021: 8,193,579.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$41,857,222	$1,637,499
Assets held for sale	600,000	-
Prepaid expenses and other current assets	1,397,669	94,500

Total current assets	43,854,891	1,731,999

Non-current assets
Property and equipment, net	4,335	1,349
Other assets	-	44,445

Total non-current assets	4,335	45,794

Total assets	$43,859,226	$1,777,793

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and other current liabilities	$5,780,184	$598,365
SAFE agreements	-	1,417,129

Total current liabilities	5,780,184	2,015,494

Commitments and contingent liabilities (Note 7)

Stockholders’ equity (deficit)
Preferred stock; Series Seed; $0.01 par value; 5,000,000 and 972,335 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 0 and 835,928 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	8,359
Common stock; $0.01 par value, 200,000,000 and 3,185,224 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 8,133,243 and 1,944,672 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	81,332	19,447
Additional paid in capital	50,452,275	7,693,994
Accumulated deficit	(12,454,565)	(7,959,501)

Total stockholders’ equity (deficit)	38,079,042	(237,701)

Total liabilities and stockholders’ equity (deficit)	$43,859,226	$1,777,793

See accompanying notes to the consolidated financial statements
F-1

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$697,674	$1,349,835	$1,578,512	$2,302,883
General and administrative	2,670,317	196,578	2,932,100	527,830

Total operating expenses	3,367,991	1,546,413	4,510,612	2,830,713

Loss from operations	(3,367,991)	(1,546,413)	(4,510,612)	(2,830,713)

Other income, net	827	3,680	15,548	16,781

Net loss	$(3,367,164)	$(1,542,733)	$(4,495,064)	$(2,813,932)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.81)	$(0.79)	$(1.67)	$(1.45)

Weighted average number of shares used in calculating net loss per share, basic and diluted	4,180,744	1,944,672	2,692,770	1,944,672

See accompanying notes to the consolidated financial statements
F-2

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Series Seed Preferred		Common stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2020	835,928	$8,359	1,944,672	$19,447	$7,557,991	$(4,375,350)	$3,210,447

Stock-based compensation	-	-	-	-	38,883	-	38,883
Net loss	-	-	-	-	-	(558,581)	(558,581)

Balance, March 31, 2020	835,928	8,359	1,944,672	19,447	7,596,874	(4,933,931)	2,690,749

Stock-based compensation	-	-	-	-	38,781	-	38,781
Net loss	-	-	-	-	-	(712,618)	(712,618)

Balance, June 30, 2020	835,928	8,359	1,944,672	19,447	7,635,655	(5,646,549)	2,016,912

Stock-based compensation	-	-	-	-	39,208	-	39,208
Net loss	-	-	-	-	-	(1,542,733)	(1,542,733)

Balance, September 30, 2020	835,928	$8,359	1,944,672	$19,447	$7,674,863	$(7,189,282)	$513,387

See accompanying notes to the consolidated financial statements
F-3

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Series Seed Preferred		Common stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2021	835,928	$8,359	1,944,672	$19,447	$7,693,994	$(7,959,501)	$(237,701)

Stock-based compensation	-	-	-	-	20,445	-	20,445
Net loss	-	-	-	-	-	(612,421)	(612,421)

Balance, March 31, 2021	835,928	8,359	1,944,672	19,447	7,714,439	(8,571,922)	(829,677)

Stock-based compensation	-	-	-	-	20,673	-	20,673
Net loss	-	-	-	-	-	(515,479)	(515,479)

Balance, June 30, 2021	835,928	8,359	1,944,672	19,447	7,735,112	(9,087,401)	(1,324,483)

Conversion of preferred stock	(835,928)	(8,359)	835,928	8,359	-	-	-
Conversion of SAFE agreements	-	-	766,627	7,666	6,409,463	-	6,417,129
Issuance of common stock upon merger, net of Decoy’s transaction costs in the amount of $665,627	-	-	1,858,743	18,587	8,246,233	-	8,264,820
Issuance of pre-funded warrants and warrants, net of issuance costs in the amount of $2,706,598	-	-	-	-	27,266,129	-	27,266,129
Exercise of pre-funded warrants			2,727,273	27,273	-	-	27,273
Stock-based compensation	-	-	-	-	795,338	-	795,338
Net loss	-	-	-	-	-	(3,367,164)	(3,367,164)

Balance, September 30, 2021	-	$-	8,133,243	$81,332	$50,452,275	$(12,454,565)	$38,079,042

See accompanying notes to the consolidated financial statements
F-4

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September
	2021	2020
Cash flows from operating activities:
Net loss	$(4,495,064)	$(2,813,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	868	639
Stock-based compensation	836,456	116,872
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,128,933)	(19,418)
Accounts payable and other current liabilities	(2,964,147)	348,241

Net cash used in operating activities	(7,750,820)	(2,367,598)

Cash flows from investing activities:
Purchases of property and equipment	(3,854)	-

Net cash used in investing activities	(3,854)	-

Cash flows from financing activities:
Proceeds from merger	16,346,622	-
Decoy’s transaction costs	(665,627)	-
Issuance of pre-funded warrants and warrants	29,972,727	-
Issuance costs of Private Placement	(2,706,598)	-
Exercise of pre-funded warrants	27,273	-
Proceeds from SAFEs	5,000,000	1,167,129

Net cash provided by financing activities	47,974,397	1,167,129

Net increase (decrease) in cash and cash equivalents	40,219,723	(1,200,469)

Cash and cash equivalents at beginning of period	1,637,499	3,798,955

Cash and cash equivalents at end of period	$41,857,222	$2,598,486

Noncash investing and financing activities
Conversion of preferred stock	$8,359	-
Conversion of SAFEs	$6,417,129	-
Liabilities assumed, net of non-cash assets received in reverse merger	$7,616,175	-
Release of deposit upon closing of Merger	$200,000	-

Supplemental cash flow disclosures
Cash paid for income taxes	$800	$800
Cash received for interest earned on deposits	$2,362	$12,365

See accompanying notes to the consolidated financial statements
F-5

INDAPTUS THERAPEUTICS, INC.

NOTE 1: GENERAL

a.	Indaptus Therapeutics, Inc. and its wholly owned subsidiaries, Decoy Biosystems, Inc. and Intec Pharma Ltd., collectively (the “Company”), is a biotechnology company dedicated to enhancing and expanding curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for more than 90% of all cancer deaths. The Company is developing a novel, multi-targeted product that activates both innate and adaptive anti-tumor and anti-viral immune responses.

Indaptus Therapeutics, Inc. (“Indaptus”), formerly “Intec Parent Inc.”, was established and incorporated in Delaware on February 24, 2021, as a private Delaware corporation and wholly owned subsidiary of Intec Pharma Ltd., (“Intec Israel”), a former publicly traded company.

b.	On August 3, 2021, Indaptus completed its merger with Decoy Biosystems, Inc., (“Decoy”), following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 15, 2021 among Indaptus, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Indaptus (“Domestication Merger Sub”), and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of Indaptus (“the Merger Sub”), pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of Indaptus (“the Merger”) and the business conducted by Decoy became the business conducted by Indaptus. Previously, on July 26, 2021, Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares, options and warrants and proportionate adjustments were made to its exercise prices. In addition, on July 27, 2021, Intec Israel, Indaptus and the Domestication Merger Sub, completed the domestication merger pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated April 27, 2021, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus.

Also, in connection with the Merger, Indaptus changed its name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.”. Following completion of the Merger, shares of Indaptus common stock commenced trading at market open on August 4, 2021, on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and under the symbol “INDP”.

In connection with the completion of the Merger, on August 4, 2021, the Company’s board determined to wind down the Accordion Pill business of Intec Israel. The Company expects that the winding down of the Accordion Pill business will be completed by the end of 2021.

For accounting purposes, Decoy is considered to have acquired Indaptus based on the terms of the Merger and an analysis of the criteria outlined in Accounting Standards Codification 805. The Merger has been accounted for as an asset acquisition (reverse merger transaction) rather than a business combination, as the net assets acquired/assumed by Decoy do not meet the definition of a business under U.S. GAAP. Accordingly, the historical financial statements of Decoy became the historical financial statements of the combined company upon the consummation of the Merger and the net assets acquired in connection with the Merger were recorded at their estimated fair market value as of August 3, 2021, the date of completion of the Merger.

Prior to the Merger Decoy’s capitalization was comprised of 732,635 outstanding shares of common stock, par value $0.001 per share (the “Decoy Common Stock”), 314,928 outstanding shares of Decoy preferred stock, par value $0.001 per share that were converted into 314,928 shares of Decoy Common Stock and 288,818 shares of Decoy Common Stock after giving effect to the conversion of Decoy SAFEs (Simple Agreements for Future Equity) into Decoy Common Stock.

As of the effective time of the Merger each outstanding share of Decoy Common Stock was converted into 2.654353395 shares of Indaptus common stock, par value $0.01 per share. Accordingly, 1,336,381 shares of Decoy’s Common Stock were converted to 3,547,227 Indaptus’ shares of common stock. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of Indaptus common stock subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Accordingly, 77,639 Decoy’s outstanding options were converted to 206,079 Indaptus stock options.

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the exchange ratio for all periods presented. Any difference is recognized as an adjustment to additional paid in capital.

INDAPTUS THERAPEUTICS, INC.

On August 3, 2021, immediately prior to the effectiveness of the Merger, Indaptus had 1,858,743 shares of common stock outstanding and a market capitalization of $17.9 million. The estimated fair value of the net assets of Indaptus on August 3, 2021, prior to the Merger, was approximately $8.7 million. The fair value of common stock on the Merger closing date, prior to the Merger, was above the fair value of the Indaptus’ net assets. As Indaptus’ net assets were predominantly composed of cash offset against current liabilities, the fair value of Indaptus’ net assets as of August 3, 2021, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values as of August 3, 2021, immediately prior to completion of the Merger:

Cash and cash equivalents	$16,346,622
Assets held for sale	600,000
Prepaid and other assets	129,791
Accrued liabilities	(8,345,966)
Acquired net assets	$8,730,447

c.	In connection with the Merger, on July 23, 2021, Indaptus entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor, pursuant to which Indaptus agreed to sell and issue, in a private placement (the “Private Placement”), pre-funded warrants and warrants for total net proceeds of approximately $27.3 million, after deducting the placement agent’s fees and other offering expenses payable by Indaptus in the amount of approximately $2.7 million. In September 2021, the pre-funded warrant was fully exercised. In addition, in connection with the Private Placement, Indaptus issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock at an exercise price of $13.75. For further details see note 6c.

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.

The COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in the past year. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of its product candidates and the conduct future clinical trials. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its short-term and long-term liquidity. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of September 30, 2021, of $12.5 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. Prior to the closing of the Merger, on August 3, 2021, Indaptus closed a private placement to raise gross cash proceeds of $30.0 million. The Company believes it has adequate cash to fund its operations for at least one year after the date of issuance of these consolidated financial statements.

INDAPTUS THERAPEUTICS, INC.

Management plans to raise additional capital through equity and/or debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

These financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2021, the consolidated results of operations, changes in stockholders’ equity for the three and nine-month periods ended September 30, 2021, and 2020 and cash flows for the nine-month periods ended September 30, 2021 and 2020.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Decoy’s annual financial statements for the year ended December 31, 2020, and their accompanying notes included in the Form S-4 filed with the SEC in connection with the Merger. The condensed balance sheet data as of December 31, 2020, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2020, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the nine-month period ended September 30, 2021, are not necessarily indicative of the results expected for the year ending December 31, 2021.

Principles of consolidation

The consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

INDAPTUS THERAPEUTICS, INC.

Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options, warrants and pre-funded warrants which are included under the treasury stock method when dilutive.

The following stock options, warrants and pre-funded warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Outstanding stock options	237,109	206,079	216,461	206,079
Warrants and Pre-funded warrants	3,678,244	-	1,230,589	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Assets held for sale

In connection with the Merger, the Company determined certain equipment held for use by pre-Merger Intec Israel was no longer useful to the Company’s operations and entered into an agreement with an unrelated party to sell the equipment. The Company recognizes assets held for sale at estimated fair value. The fair value of the equipment as of September 30, 2021, was approximately $600,000, net of commissions and disposition costs, based on purchase offers that the unrelated party received from certain buyers in November 2021.

Property and equipment

Property and equipment assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and other office equipment and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expense in the accompanying consolidated statements of operations.

Accrued research and development costs

The Company records the costs associated with research, nonclinical and clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third-party service providers, including contract research and manufacturing organizations.

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which services or materials are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset, which will be amortized or expensed as the contracted services are performed.

INDAPTUS THERAPEUTICS, INC.

Research and development expenses

Research and development costs that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses consist primarily of fees paid to CROs as well as compensation expenses for certain employees involved in the planning, managing, and analyzing the work of the CROs.

General and administrative expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support the Company’s operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of September 30, 2021, and December 31, 2020, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model as of the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company estimates the fair value of options granted by using the Black-Scholes model with the following assumptions:

Expected Volatility—The Company estimated volatility for option grants by evaluating the historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

The Company has elected to recognize forfeitures as they occur.

INDAPTUS THERAPEUTICS, INC.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company follows the established framework for measuring fair value and providing disclosures about fair value measurements.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3:	Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

As of December 31, 2020, the carrying value of outstanding SAFEs approximates the estimated aggregate fair value of the instruments as the valuation cap provided in the SAFEs is a reasonable approximation of the Company’s enterprise value. On August 3, 2021, the SAFEs converted into common stock of the post-Merger entity.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 as of January 1, 2020 with no impact on the financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2020 and interim periods within that year. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact to its financial statements or related disclosures.

INDAPTUS THERAPEUTICS, INC.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$1,060,054	$6,972
Prepaid research and development	79,980	83,550
Other prepaid expenses	213,190	3,978
Short term deposits	44,445	-
Total prepaid expenses and other current assets	$1,397,669	$94,500

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$3,340,766	$155,957
Accrued employee costs	1,772,122	-
Other accrued expenses	355,514	7,025
Accrued research and development	190,218	63,753
Accrued legal fees	121,564	171,630
Deposit	-	200,000
Total accounts payable and other current liabilities	$5,780,184	$598,365

NOTE 5: STOCK-BASED COMPENSATION

In 2018, Decoy adopted the Decoy Biosystems, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan, pursuant to which the board of directors may grant nonstatutory stock options to purchase shares of the Company’s common stock to outside directors and consultants and either nonstatutory or incentive stock options to purchase shares of the Company’s common stock to employees.

In June 2021, the Intec Israel shareholders voted to approve the Indaptus 2021 Stock Incentive Plan, a share option plan for grants to employees, officers, consultants, directors and other service providers, (the “2021 Plan”), that became effective upon the closing of the Merger. The 2021 Plan provides for up to 1,864,963 shares of the Company’s common stock. Immediately after the Merger, all Decoy’s outstanding options under the 2018 Plan were converted to 206,079 options under the 2021 Plan. In addition, immediately after the Merger, all Intec Israel’s outstanding options were converted into 57,701 options of Indaptus under the 2021 Plan. Future awards may be made only under the 2021 Plan.

The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, unrestricted stock awards, stock appreciation rights and other forms of stock-based compensation. The 2021 Plan permits the Company’s board to change the type, terms and conditions of awards as circumstances may change. This flexibility to adjust the type of compensation to be granted is particularly important given current economic and world events.

INDAPTUS THERAPEUTICS, INC.

On August 4, 2021, Indaptus’ board approved a grant of an aggregate of options to purchase 1,049,750 shares of common stock to Indaptus’ directors, executive officers and employees as follows:

	Number of options granted	Exercise price	Vesting period	Expiration
Executive officers and employees	940,000	$8.87	1-3 years	5-10 years
Directors	109,750	$8.87	1 year	10 years

A summary of the stock option activity during the nine months ended September 30, 2021, is presented in the table below:

		Weighted average
	Shares	Exercise price	Remaining contractual life	Intrinsic value
Outstanding as of January 1, 2021	206,079	$2.86	8.2	$28,003
Granted	1,049,750	$8.87
Options converted upon Merger	57,701	$237.10
Forfeited and cancelled	(9,175)	204.28
Outstanding as of September 30, 2021	1,304,355	$16.49	9.2	$1,025,114
Exercisable as of September 30, 2021	238,074	$41.83	6.9	$1,007,439
Vested and expected to vest September 30, 2021	1,301,486	$15.49	9.2	$1,025,114

The Company recognized stock-based compensation expense of $795,338 and $39,208 during the three months ended September 30, 2021 and 2020, respectively. The Company recognized stock-based compensation expense of $836,456 and $116,872 during the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, total compensation cost not yet recognized related to unvested stock options was approximately $6.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted in August 2021 are presented in the table below. The weighted average grant date fair value of stock option issued during the three and nine months ended September 30, 2021, was $8.45.

August 4, 2021
Stock price	$8.87
Exercise price	$8.87
Expected term	5.5
Volatility	103.4%
Risk free rate	0.71%
Dividend yield	0.00%

The following table presents the exercise price of outstanding stock options as of September 30, 2021:

Exercise price	Options outstanding
$0.01 - $8.00	206,079
$8.01 - $16.00	1,049,750
$16.00 or higher	48,526
Total	1,304,355

INDAPTUS THERAPEUTICS, INC.

NOTE 6: CAPITALIZATION

a.	In August 2018, Decoy entered into the Series Seed Preferred Stock Purchase Agreement (“Series Seed SPA”), under which 835,928 (“Series Seed Preferred”) shares were purchased in exchange for cash consideration of $6.0 million. The purchase price of Series Seed Preferred shares was $7.20 per share. In connection with the Merger, all outstanding shares of Series Seed Preferred stock were converted into common stock on August 3, 2021, the date of closing of the Merger.

b.	Decoy issued a series of SAFEs with accredited investors between December 2019 and April 2021. The total carrying value of the SAFEs was $1.4 million as of December 31, 2020, and $6.4 million immediately before the Merger. On August 3, 2021, the date of the closing of the Merger, the SAFEs were converted into 766,627 shares of common stock of the Company.

As of December 31, 2020, the SAFEs were potentially settleable in cash, and accordingly, the Company presented the instruments as liabilities.

c.	Pre-funded Warrants and Warrants:

	(1)	Immediately after the Merger, all Intec Israel’s warrants were converted into 227,150 warrants of Indaptus, for further details see table below.

	(2)	On July 23, 2021, Indaptus entered into a Purchase Agreement with a certain institutional investor, pursuant to which Indaptus agreed to sell and issue, in a Private Placement, Pre-Funded Warrants to purchase 2,727,237 shares of common stock and warrants to purchase 2,727,237 shares of common stock at a purchase price of $10.99 per Pre-Funded Warrant and associated warrant. Each pre-funded warrant was exercisable at an exercise price of $0.01 per share. The Pre-Funded Warrants were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each warrant is exercisable at an exercise price of $11.00 per share and has a term of five and one-half years from the date of issuance. The Company concluded that the Pre-Funded Warrants and warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds was approximately $27.3 million, after deducting the placement agent’s fees and other offering expenses payable by Indaptus in the amount of approximately $2.7 million. On August 3, 2021, the Private Placement closed and in September 2021, the Pre-Funded Warrant was fully exercised for consideration of $27,273. In addition, in connection with the Private Placement, Indaptus issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock at an exercise price of $13.75. The fair value of a warrant to purchase one share of Indaptus’ common stock that was issued to the placement agent was $7.16.

The following table summarizes the number of warrants outstanding with exercise price and remaining contractual life for the nine-month period ended September 30, 2021:

		Weighted average
	Shares	Exercise price	Remaining contractual life
Outstanding January 1, 2021	-	-	-
Warrants converted upon Merger	227,150	$29.8
Warrants issued in the Private Placement	2,863,637	$11.1
Outstanding and exercisable as of September 30, 2021	3,090,787	$12.5	5.2

As of September 30, 2021, the Company had 200,000,000 shares of common stock authorized and 8,133,243 shares of common stock issued and outstanding. As of December 31, 2020, Decoy had 3,185,224 shares of common stock authorized and 1,944,672 shares of common stock issued and outstanding.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Litigation

As of the date of issuance of these consolidated financial statements there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Leases

The Company leases office space under a short-term operating lease agreement that automatically renews for successive three-month periods. Either the Company or the landlord can terminate the lease with 60 days written notice, whereupon the lease agreement termination will be effective the last day of the last three-month extension period. The Company accounts for the lease pursuant to the short-term practical expedient available under ASC 842-20.

The Company recognized rent expense of $6,701 and $9,272 during the three months ended September 30, 2021 and 2020, respectively. The Company recognized rent expense of $19,432 and $20,159 during the nine months ended September 30, 2021 and 2020, respectively.

INDAPTUS THERAPEUTICS, INC.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2021, the date of these financial statements, through November 15, 2021, which represents the date the financial statements were issued, for events requiring recognition or disclosure in the financial statements for the period ended September 30, 2021. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below:

a.	On October 1, 2021, the Company entered into a two-year lease agreement for approximately 1,975 square feet of office space in San Diego, California. The base rent is $7,999 per month and the lease term commenced November 1, 2021.

b.	In October 2021, options to purchase 60,336 shares of common stocks were exercised for consideration of approximately $180,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, in this Quarterly Report on Form 10-Q, the terms “Indaptus,” “Company,” “we,” “us” and “our” refer to Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc. the successor of Intec Pharma Ltd. following the domestication merger) and, where appropriate, its consolidated subsidiaries following the domestication merger and the reverse merger described below. References to “Intec Israel” refer to Intec Pharma Ltd., the predecessor of Indaptus prior to the domestication merger described below, and references to “Decoy” refer to Decoy Biosystems, Inc., the entity acquired by Indaptus in connection with the reverse merger described below.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in Decoy’s annual financial statements as of December 31, 2020, and their accompanying notes included in the Form S-4 filed with the SEC in connection with the reverse merger. We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP.

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

Overview

We are a pre-clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, with reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity, including safe, durable anti-tumor response synergy with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy in pre-clinical models. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, does not require provision of or targeting a tumor antigen in pre-clinical models. We have carried out successful GMP manufacturing of our lead clinical candidate, Decoy20, and are currently completing other IND-enabling studies. For a further description of Indaptus’ business, see the section “Business of Decoy” in the registration statement on Form S-4, as amended (File No. 333-255389), filed with the Securities and Exchange Commission (“SEC”) on May 12, 2021 (the “Registration Statement”).

Merger

On August 3, 2021, Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc.), a Delaware corporation (“Indaptus,” “Company,” “we,” “us,” or “our”), completed its merger with Decoy Biosystems, Inc., a Delaware corporation (“Decoy”) following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 15, 2021 among the Company, Decoy, Intec Pharma Ltd., an Israeli company and wholly owned subsidiary of the Company (“Intec Israel”), Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of the Company (“Domestication Merger Sub”), and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of the Company (the “Merger”) and the business conducted by Decoy became the business conducted by the combined company.

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

Also, in connection with the Merger, we changed our name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.”.

At the effective time of the Merger, each outstanding share of Decoy common stock, par value $0.001 per share (the “Decoy Common Stock”) (including shares issuable upon the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy Common Stock) converted into 2.654353395 shares of Indaptus common stock, par value $0.01 per share. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of common stock of Indaptus subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Immediately following closing of the Merger there were 5,405,970 shares of Indaptus common stock outstanding, with pre-merger Decoy shareholders owning approximately 65.6% and pre-merger Intec Israel shareholders owning approximately 34.4% of the Company. The figures above do not give effect to shares issuable upon the exercise of outstanding Indaptus warrants or options.

Following completion of the Merger, shares of Indaptus common stock commenced trading at market open on August 4, 2021, on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP” and under the new CUSIP 45339J 105.

For accounting purposes, Decoy is considered to have acquired Indaptus based on the terms of the Merger and an analysis of the criteria outlined in Accounting Standards Codification 805. The Merger has been accounted for as an asset acquisition (reverse merger transaction) rather than a business combination, as the net assets acquired/assumed by Decoy do not meet the definition of a business under U.S. GAAP. Accordingly, the historical financial statements of Decoy became the historical financial statements of the combined company upon the consummation of the Merger and the net assets acquired in connection with the Merger were recorded at their estimated fair market value as of August 3, 2021, the date of completion of the Merger.

Winding Down of Accordion Pill Business

In connection with the completion of the Merger, on August 4, 2021, our board determined to wind down the Accordion Pill business of Intec Israel and as of September 30, 2021, we maintain an adequate number of employees in Israel until the completion of the wind down of the Accordion Pill business.

In connection with the winding down, we terminated our contracts with counterparties and the sale of our Accordion Pill related assets, including the termination of the Process Development Agreement dated as of December 17, 2018, between Intec Israel and LTS Lohmann Therapie Systeme AG (“LTS”), that provided for the manufacture of AP-CD/LD capsules, as a result of which we expect to pay approximately 2.0 million Euros (approximately $2.3 million) as a termination fee. In addition, on August 5, 2021, Intec Israel and its landlord agreed to terminate the Unprotected Lease Agreement with R.M.P.A. Assets Ltd. dated June 2, 2003, as amended, for the lease of offices located in Jerusalem, Israel, as a result of which Intec Israel agreed to the payment of a break-up fee of $600,000.

We expect that the winding down of the Accordion Pill business will be substantially complete by the end of 2021.

Private Placement

In connection with the Merger, on July 23, 2021 (the “Signing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”), pursuant to which we agreed to sell and issue, in a private placement (the “Private Placement”) a pre-funded warrant to purchase up to 2,727,273 shares of the Company’s common stock (the “Pre-funded Warrant”) and a warrant to purchase up to 2,727,273 of our common stock at a purchase price of $10.99 per Pre-funded Warrant and associated Warrant, for aggregate gross proceeds to us of approximately $30.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Warrant has a term of five and one-half years, is exercisable immediately following the issuance date and has an exercise price of $11.00 per share, subject to adjustment as set forth therein.

On August 3, 2021, the Private Placement closed and in September 2021, the Pre-Funded Warrants were fully exercised. In addition, we issued to the placement agent a warrant to purchase 136,364 shares of our common stock at an exercise price of $13.75.

In connection with the Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser. Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement (the “Resale Registration Statement”) with the SEC to register for resale of the shares of our common stock issuable upon exercise of the Pre-Funded Warrant and Warrant, within 30 days of the Signing Date, and to have such Resale Registration Statement declared effective within 45 days after the Signing Date in the event the Resale Registration Statement is not reviewed by the SEC, or 75 days of the Signing Date in the event the Resale Registration Statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages to the Purchaser if we fail to file the Resale Registration Statement when required, fail to cause the Resale Registration Statement to be declared effective by the SEC when required, of if we fail to maintain the effectiveness of the Resale Registration Statement. We subsequently filed a registration statement registering for resale the shares of our common stock issuable upon exercise of the Pre-Funded Warrant and Warrant which became effective on September 29, 2021.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The following tables sets forth our results of operations for the three months ended September 30, 2021 and 2020 and the relative dollar and percentage change between the two quarters.

	Three months ended		Change
	September 30,		(2021 to 2020)
	2021	2020	($)%
Operating expenses:
Research and development	$697,674	$1,349,835	$(652,161)	-48%
General and administrative	2,670,317	196,578	2,473,739	1258%

Total operating expenses	3,367,991	1,546,413	1,821,578	118%

Loss from operations	(3,367,991)	(1,546,413)	(1,821,578)	118%

Other income, net	827	3,680	(2,853)	-78%

Net loss	$(3,367,164)	$(1,542,733)	$(1,824,431)	118%
Net loss attributable to common stockholders per share, basic and diluted	$(0.81)	$(0.79)	$(0.01)	2%
Weighted average number of shares used in calculating net loss per share, basic and diluted	4,180,744	1,944,672	2,236,072	115%

Research and Development Expenses

Research and development expenses consist primarily of fees paid to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) as well as compensation expenses for certain employees involved in the planning, managing, and analyzing the work of the CROs and CMOs. Research and development expenses decreased in the three months ended September 30, 2021 over 2020 primarily as a result of the manufacturing and characterization of Decoy20 during the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support our operations. General and administrative expenses increased significantly in the three months ended September 30, 2021 over 2020 as a result of increased payroll and related expenses, stock-based compensation expense for stock options issued in August 2021 and professional fees associated with being a public company following the Merger.

Other Income

Other income for the three months ended September 30, 2021 and 2020 was comprised of interest earned on deposits. Interest income has not been significant due to low interest rates on balances.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine months ended		Change
	September 30,		(2021 to 2020)
	2021	2020	($)%
Operating expenses
Research and development	$1,578,513	$2,302,883	$(724,370)	-31%
General and administrative	2,932,099	527,830	2,404,269	456%

Total operating expenses	4,510,612	2,830,713	1,679,899	59%

Loss from operations	(4,510,612)	(2,830,713)	(1,679,899)	59%

Other income, net	15,548	16,781	(1,233)	-7%

Net loss	$(4,495,064)	$(2,813,932)	$(1,681,132)	60%
Net loss attributable to common stockholders per share, basic and diluted	$(1.67)	$(1.45)	$(0.22)	15%
Weighted average number of shares used in calculating net loss per share, basic and diluted	2,692,770	1,944,672	748,098	38%

Research and Development Expenses

Research and development expenses consist primarily of fees paid to CROs and CMOs as well as compensation expenses for certain employees involved in the planning, managing, and analyzing the work of the CROs and CMOs. Research and development expenses decreased in the nine months ended September 30, 2021 over 2020 as a result of the manufacturing and characterization of Decoy20 during the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support our operations. General and administrative expenses increased significantly in the nine months ended September 30, 2021 over 2020 primarily as a result of increased payroll and related expenses, stock-based compensation expense for stock options issued in August 2021 and professional fees associated with being a public company following the Merger.

Other Income

Other income for the nine months ended September 30, 2021 and 2020 was comprised of interest earned on deposits. Interest income has not been significant due to low interest rates on balances.

Liquidity and Resources

Since our inception, we funded our operations primarily through private offerings of our equity and debt securities. As of September 30, 2021, we had cash and cash equivalents of approximately $41.9 million. As of December 31, 2020, we had cash and cash equivalents of approximately $1.6 million.

In August 2021, we sold a Pre-funded Warrant to purchase 2,727,273 of our common stock and a Warrant to purchase 2,727,273 of our common stock in a private placement. The Warrant is exercisable at an exercise price of $11.00 per share. In September 2021, the Pre-funded Warrant was fully exercised at an exercise price of $0.01 per share. The Pre-funded Warrant and the Warrant were sold together at a combined price of $11.00, including the pre-funded exercise price. The total net proceeds were approximately $27.3 million, after deducting placement agent fees and offering expenses in the amount of approximately $2.7 million. In addition, we issued to the placement agent a warrant to purchase 136,364 shares of our common stock at an exercise price of $13.75.

Net cash used in operating activities was approximately $7.8 million for the nine months ended September 30, 2021, compared with net cash used in operating activities of approximately $2.4 million for the nine months ended September 30, 2020. This increase resulted primarily from an increase in general and administrative expenses and effects of the Merger and changes in operating assets and liabilities.

Net cash provided by financing activities for the nine months ended September 30, 2021, was approximately $48.0 million, which was provided by the proceeds received from the closing of the Private Placement in August 2021, proceeds from Merger and the sale of additional SAFEs during the nine months ended September 30, 2021.

Current Outlook

Following the Private Placement that closed in August 2021, we believe that we have adequate cash to fund our ongoing activities for more than one year from the date of this Quarterly Report on Form 10-Q.

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

Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through capital raising. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate research or development programs and other operations and make necessary change to our operations to reduce the level of our expenditures in line with available resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in Decoy’s annual financial statements for the year ended December 31, 2020, and their accompanying notes included in the Form S-4 filed with the SEC in connection with the reverse merger. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies and estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Decoy’s financial statements for the year ended December 31, 2020, included in the Form S-4 filed in connection with the reverse merger. There have been no material changes to those policies during the nine months ended September 30, 2021. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the nine months ended September 30, 2021, we incurred $1.6 million of research and development expenses. As of September 30, 2021, we recorded an accrued liability of $0.2 million for expenses incurred, but not yet invoiced, and a prepaid expense of $0.1 million for payments made that relate to future periods. Over or under estimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards on the date of grant. We use the Black-Scholes-Merton (“Black-Scholes”) option pricing model to establish the fair market value. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis. The Black Scholes model requires that our management make certain estimates regarding the expected stock price volatility, expected term, risk–free interest rate, and dividend yield to derive an estimated fair market value. The use of different assumptions would increase or decrease the related determination of fair market value, increasing or decreasing the compensation expense related to a particular stock-based award.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

On August 3, 2021, we consummated the Merger between Indaptus and Decoy. Upon closing, the historical financial statements of Decoy became the historical consolidated financial statements of the registrant and upon consummation of the Merger we reconstituted our board of directors. During the quarter ended September 30, 2021, in connection with the Merger, our board of directors has established an audit committee, we hired a Chief Financial Officer, we integrated our financial reporting processes of the business with Decoy’s processes, and we implemented additional closing procedures to enable our financial reporting process. Other than such changes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

