Form 10-K
period 2021-12-31
Indaptus Therapeutics, Inc.
filed 2022-03-21
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37521

INDAPTUS THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3158720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle 15th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +(347) 480-9760

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01	INDP	Nasdaq Capital Market
(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of Intec Pharma Ltd. (the “Predecessor”), the Registrant’s predecessor, based on the closing price of the ordinary shares of the Predecessor on the Nasdaq Capital Market on June 30, 2021, was $25,712,232.

The number of shares of Registrant’s common stock outstanding as of March 16, 2022: 8,258,597

DOCUMENTS INCORPORATED BY REFERENCE

None.

ABOUT THIS ANNUAL REPORT

All references to “we,” “us,” “our,” “Indaptus Therapeutics”, “Indaptus”, “the Company” and “our company”, in this Annual Report on Form 10-K, or our Annual Report, are to Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc.) and, where appropriate, its consolidated subsidiaries Intec Pharma Ltd. and Decoy Biosystems, Inc. References to “Intec Parent” refer to Intec Parent, Inc., the successor of Intec Pharma Ltd. following the Domestication Merger, references to “Intec Israel” refer to Intec Pharma Ltd., the predecessor of Indaptus prior to the Domestication Merger, and references to “Decoy” refer to Decoy Biosystems, Inc., the entity acquired by Indaptus in connection with the Merger described below in “Item 1. Business—Historical Background and Corporate Structure”. All references to “common stock” and “share capital” refer to common stock and share capital of Indaptus. Our historical results do not necessarily indicate our expected results for any future periods. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding. Unless otherwise indicated, or the context otherwise requires, references in this Annual Report to financial and operational data for a particular year refer to the fiscal year of our Company ended December 31 of that year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies, plans and prospects. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements may be included in, among other things, various filings made by us with the Securities and Exchange Commission, or the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below:

●	our plans to develop and potentially commercialize our technology;

●	the timing and cost of our planned investigational new drug application and any clinical trials;

●	the completion and receipt of favorable results in any clinical trials;

●	our ability to obtain and maintain regulatory approval of any product candidate;

●	our ability to protect and maintain our intellectual property and licensing arrangements;

●	Our ability to develop, manufacture and commercialize our product candidates;

●	the risk of product liability claims, the availability of reimbursement, the influence of extensive and costly government regulation; and

●	our estimates regarding future revenue, expenses capital requirements and the need for additional financing following the Merger.

We believe these forward-looking statements are reasonable; however, these statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this Annual Report in greater detail under the heading “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not rely upon forward-looking statements as predictions of future events.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date hereof and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties and not place undue reliance on our forward-looking statements.

EXPLANATORY NOTE

Market data and certain industry data and forecasts used throughout this Annual Report were obtained from market research databases, consultant surveys commissioned by us, publicly available information, reports of governmental agencies and industry publications and surveys. Industry surveys, publications, consultant surveys commissioned by us and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have relied on certain data from third-party sources, including internal surveys, industry forecasts and market research, which we believe to be reliable based on our management’s knowledge of the industry. Statements as to our market position are based on the most currently available data. While we are not aware of any misstatements regarding the industry data presented in this Annual Report, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors” in this Annual Report. Notwithstanding the foregoing, we remain responsible for the accuracy and completeness of the historical information presented in this Annual Report, as of the date on the front cover of this Annual Report.

PART I

Item 1. Business.

Overview

We are a pre-clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, with reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity, including safe, durable anti-tumor response synergy with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy in pre-clinical models. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, does not require provision of or targeting a tumor antigen in pre-clinical models. We have carried out successful GMP manufacturing of our lead clinical candidate, Decoy20, and completed other IND-enabling studies.

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad applicability across multiple indications. Our products are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology produces single agent activity and/or combination therapy-based durable responses of lymphoma, hepatocellular, colorectal and pancreatic tumors and is also active against hepatitis B virus (HBV) and HIV infection in standard pre-clinical models. We have carried out a Pre-IND meeting with the US FDA, plans to file an IND in the first half of 2022 and then initiate in 2022 a Phase 1 clinical trial targeting tumors that exhibit low durable response rates to current immunotherapy. Target indications include, but not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma, which according to GLOBOCAN 2020, account in the aggregate for 23% of yearly cancer cases and over 28% of yearly cancer deaths world-wide.

Historically, we have operated virtually with a team of highly experienced consultants and advisors, carrying out research and development at contract research organizations. We have a broad patent portfolio with 33 granted patents and 16 pending patent applications. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

Our principal executive offices are located at 3 Columbus Circle, 15th Floor, New York, NY 10019 and our telephone number is (347) 480-9760. Our website address is http://www.indaptusrx.com. The information contained on, or that can be accessed through, our website is neither a part of nor incorporated into this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

We use our investor relations website (https://indaptusrx.com/investors/) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report.

Background

Approved immunotherapies, such as Interluekin-2, Interferon-alpha and the more recently approved “checkpoint” and CAR-T therapies produce durable responses in a few percent to about fifty percent of patients across about a dozen out of over one hundred different types of cancer. Although checkpoint therapies are able to effectively cure many previously incurable patients, only about 15% of patients receiving this type of therapy respond. The main limitation of existing immunotherapies is that they each activate only one or a small number of key steps in either the innate or adaptive immune system, but there is general agreement that highly efficient cancer immunotherapy will require activation of both innate and adaptive immunity. The human body’s innate and adaptive immune systems are each capable of cell-mediated destruction of tumors if the tumor cells are recognized as foreign or damaged. Activation of innate and adaptive responses is also dependent on immune cells sensing the presence of “danger.” The most potent immune cell activating danger signals are released by bacteria and viruses in the setting of infection, and include agonists of immune cell receptors, such as Toll-Like (TLR), NOD and STING. Bacterial danger signals, including TLR agonists are called pathogen-associated molecular patterns (PAMPs) and can activate both innate and adaptive immune cells, including antigen-presenting cells, promoting innate (NK, macrophage) and adaptive (T cell-mediated) destruction of tumors.

The oldest form of cancer immunotherapy involves the provision of decoy danger signals from bacteria. It was based on the long-standing observation of tumor regression in the setting of bacterial infection. Treatment of cancer patients with heat-killed bacteria (“Coley’s toxins”) was established in 1891 and used for 70 years with significant success. For example, ≥5-year survival was reported for 45% of 432 inoperable sarcoma, lymphoma, melanoma, and carcinoma patients. Despite this success, several limitations led to the abandonment of this approach by the pharmaceutical industry. Although there was an indication that Coley’s toxins worked best when administered intravenously (i.v.), it was too toxic when given by this route, limiting the approach to local administration, which produced highly variable results. Another limitation was lack of knowledge about the mechanism of action, preventing optimization and standardization of manufacturing, leading to another source of variability in clinical response. Due to this high variability, Coley’s toxins was not grandfathered-in as an approved drug by the FDA in 1963 and was supplanted by radiation and chemotherapy, despite the fact that these more modern approaches rarely produce durable responses in advanced cancer patients.

Scientists now understand the mechanism of action of Coley’s toxins. Gram-negative bacteria contain multiple immune-stimulating danger signals, including TLR agonists such as lipopolysaccharide (LPS). Bacteria and purified or mono-specific TLR agonists, including LPS derivatives, have been validated and approved for prevention and treatment of early stage cancer. However, a safe and effective TLR agonist-based approach for advanced cancer has been elusive, possibly due to limitations in the ability of intratumorally administered, mono-specific TLR agonists to induce potent, systemic anti-tumor immune responses. In addition, the intratumoral approach is not feasible with all tumor types or patients. Our hypothesis is that an effective TLR agonist-based immunotherapy for advanced cancer will require invention of a packaged, multi-TLR agonist or multi-danger signal product that is modified or attenuated to allow safe i.v. administration.

Our Approach

Our patented approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor immune responses can be achieved by using intact bacteria, containing multiple PAMPs, which have been attenuated so that they can be administered safely intravenously. Because LPS appears to be the most important contributor to both toxicity and efficacy, our patented products are single strains of killed, non-pathogenic Gram-negative bacteria that have been treated to kill the bacteria and significantly reduce, but not completely eliminate, the cell surface lipopolysaccharide (LPS)-endotoxin activity. Our products are designed to have enhanced i.v. safety and sufficient residual LPS to synergize with other PAMPs in the bacteria to efficiently prime innate and adaptive immune pathways. This leads to broad anti-tumor responses, including safe, synergistic regressions and durable responses with five different classes of existing anti-tumor agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology produces both innate and adaptive immunological memory and, importantly, does not require provision of an exogenous tumor antigen, probably due to the ability of LPS and other PAMPS to activate dendritic cells that have already captured a tumor antigen.

All immune cells can participate in killing of tumors and viruses. As illustrated below, current therapies activate only one or a small subset of both pathways and cure only a small percentage of patients.

Our bacteria, however, are engineered to synergize with existing therapies to activate both innate and adaptive immune cells, inducing efficient anti-tumor immune responses with a wide safety margin. Induction of adaptive anti-tumor immune responses and immunological memory by our bacteria does not require an exogenous tumor antigen.

Innate and adaptive immune responses require identification of a tumor as foreign or not self. However, most steps required for migration and activation of immune cells are unrelated to the tumor or are tumor non-specific. All innate and adaptive non-specific steps are induced or promoted by immune system “danger signal” molecules, such as those found in our bacteria. Bacteria-derived danger signals are also able to enhance the processing and recognition of tumor antigens, which are frequently present, but not “seen” by the immune system.

Results

We have developed patented treatment methods (and associated patented compositions) for attenuation and killing of non-pathogenic, Gram-negative bacteria (33 issued or granted patents). Indaptus treated bacteria induce significantly less systemic toxicity than untreated bacteria but are still able to activate innate and adaptive immune responses. Despite exhibiting reduced in vivo pyrogenicity and toxicity, our bacteria are able to induce cytokine and chemokine secretion from mouse and human immune cells at levels comparable to those seen with untreated bacteria. Our bacteria are also able to synergize with human immune cells to kill human tumor cells in vitro.

We have observed significant single agent anti-tumor activity and/or combination therapy-mediated regression with durable response of established non-Hodgkin’s lymphoma, as well as colorectal, hepatocellular and pancreatic carcinoma in pre-clinical syngeneic and human tumor xenograft models. Our bacteria safely synergize with each of five different classes of approved agents, including checkpoint therapy, targeted antibodies, low-dose chemotherapy, non-steroidal anti-inflammatory drugs (NSAIDs) and cytokines to induce tumor regression, providing significant flexibility for targeting of diverse types of cancer. Our technology eradicates tumors via activation of both innate (NK cell) and adaptive (CD4+ and CD8+ T cell) mechanisms, producing both innate and adaptive immunological memory. Tumor eradication occurs at non-toxic doses of our bacteria, with a very wide (10 to ≥33-fold) therapeutic index. Significant mechanism of action information has also been obtained, via gene expression analysis with treated tumors and plasma cytokine analysis, demonstrating that our combination technology turns “cold” tumors into “hot” tumors and induces, activates or recruits innate and adaptive genes, cells and pathways. Immune cell pre-depletion studies have demonstrated that both innate (NK) and adaptive (CD4 T and CD8 T) immune cells are involved in tumor eradication. We have also demonstrated significant single agent activity against chronic Hepatitis B virus (HBV) and human immunodeficiency virus (HIV) infection in standard pre-clinical models.

We have carried out successful GMP manufacturing and stability studies with our lead product, Decoy20. In addition, IND-enabling multi-dose toxicology studies have completed and have not produced sustained induction of factors that are associated with cytokine release syndrome. We plan to file an IND in the first half of 2022 and then initiate in 2022 a Phase 1 clinical trial with solid tumor patients.

The chart above demonstrates that our bacteria synergize with Anti-PD-1 Checkpoint therapy to regress established mouse hepatocellular carcinoma (HCC) Tumors. All mice (all groups) received a low-dose, non-steroidal anti-inflammatory drug (NSAID/Indomethacin), which increases the number of regressions in the combination setting. Most regressions were durable, with 5/6 combination regressions stable through termination at Day 91 and in a repeat experiment through termination at Day 143 (see next Figure below) (CR = complete response or complete regression). The repeat experiment also produced safe, 5/6 or 6/6 durable regressions per group over a 33-fold Indaptus concentration range, demonstrating a very wide therapeutic index. Similar tumor eradication results have been obtained by combining our bacteria with low-dose chemotherapy in a mouse non-Hodgkin’s lymphoma model. Eradication of established non-Hodgkin’s lymphoma tumors by our technology has also been observed with human tumor xenografts, via activation of the innate immune system. Development and preclinical efficacy characterization of a systemically administered multiple Toll-like receptor (TLR) agonist for antitumor immunotherapy [abstract]. In: Proceedings of the Fourth CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference: Translating Science into Survival; Sept 30-Oct 3, 2018; New York, NY. Philadelphia (PA): AACR; Cancer Immunol Res 2019;7(2 Suppl):Abstract nr B178.

The chart above illustrates that the synergistic tumor eradication by our and Anti-PD-1 produces immunological memory. Established tumors were regressed in 11 mice by combination treatment as in the Figure above and then the mice were re-challenged with fresh HCC tumor cells, without further treatment. All of the new tumors were rejected. Similar results have been obtained by combining our bacteria with low-dose chemotherapy in a non-Hodgkin’s lymphoma model.

Business Strategy

Our mission is to enhance and expand curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for approximately 90% of all cancer deaths. We intend to initiate a Phase 1 clinical trial in 2022 with advanced solid tumor patients. The trial will include a dose escalation to determine the side-effect profile and recommended Phase 2 dose, an expansion with tumor types that may be responsive, and a Phase 1b combination trial with Checkpoint Therapy, targeted antibodies and/or low-dose chemotherapy. Its business strategy includes:

●	Adding operational, financial and management information systems and personnel, including personnel to support our planned product development and commercialization efforts, as well as to support our transition to a public reporting company;

●	Filing an IND in the first half of 2022 and then initiating in 2022 a Phase 1 clinical trial for Decoy20, targeting solid tumors and possibly also hepatocellular carcinoma-associated HBV infection;

●	Expanding our bacterial product platform to target additional types of cancer, as well as additional infectious diseases;

●	Maintaining, expanding and protecting our intellectual property portfolio; and

●	Seeking regulatory approvals for any product candidates that successfully complete clinical trials.

Competitive Advantages

Our bacteria contain multiple constituents, capable of priming or activating many of the cellular components of both innate and adaptive immunity, but have been attenuated by a patented process to reduce the potential for over-stimulation of the immune system and consequential induction of undesirable autoimmune reactions. Our bacteria are also likely to be cleared very quickly by the liver and spleen, which may further reduce the risk of non-specific autoimmune side effects, relative to other types of immunotherapy that are designed for continuous exposure. We believe a short Indaptus exposure is sufficient to act alone and as a “primer” to enhance other products. Additionally, Our products can be manufactured by a highly cost-efficient process, potentially providing accelerated patient access in both developed and developing geographical regions.

Governmental Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Its present and future business strategy has been, and will continue to be, subject to a variety of laws including, the FDCA, subject to a variety of laws including, the FDCA and the Public Health Service Act (PHSA), among others.

The FDCA, PHSA, and other federal and state statutes and regulations govern the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming.

FDA Approval Process

In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation as well as animal trials to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and good clinical practices, or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential Phases, but the Phases may overlap. In oncology Phase 1 trials, the investigational drug candidate is typically given to cancer patients who have failed all approved products in order to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks.

If an investigational cancer drug demonstrates significant evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, it may be considered for accelerated approval, although more often, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational drug and to provide adequate information for its labeling.

After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with GMP is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate their review. If the FDA is satisfied that the deficiencies have been addressed, the agency will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug product is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Other Regulatory Requirements

FDA Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement, before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidate for any other indications or any other product candidate for any indication on a timely basis, if at all.

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase IV testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging, and labeling procedures must continue to conform with cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with GMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge and scientific resources provide us with certain competitive advantages, we face competition from many sources including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. In contrast, many of these companies are developing immunotherapeutics which may have potential to be used in concert with Decoy20 and in this regard, we view them as potentially complimentary.

With respect to our lead candidate Decoy20, there are a number of companies that are developing possible treatments for cancer, however, we believe we are the only company using systemic administration of killed, non-pathogenic Gram-negative bacteria with reduced lipopolysaccharide-endotoxin to stimulate innate and adaptive immune system pathways.

Our success will be based in part upon our ability to successfully commercialize Decoy20 and to identify, develop and manage a portfolio of therapeutics that are safer and more effective than competing products in our target indications. Our market opportunity has the potential to be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than any therapeutics we may develop. Our competitive position will also be dependent upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property, and to operate without infringing or violating the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws, know-how, intellectual property licenses and other contractual rights (including confidentiality and invention assignment agreements) to protect our proprietary technology and intellectual property, including related intellectual property rights.

Patents

As of March 1, 2022, we own 33 granted patents and 16 pending patent applications to use within our field of business. Our patents and patent applications generally relate to compositions and methods for treating cancer and infectious diseases, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2033 and 2039.

We intend to submit patent applications for each new product and technology that we develop. The patent outlook for companies like ours is generally uncertain and may involve complex legal and factual questions. Our ability to maintain and consolidate our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or any patent applications that we may license will result in the issuance of any patents. Our issued patents and those that may be issued in the future, or patents that we may exclusively license, may be challenged, narrowed, circumvented or found to be invalid or unenforceable, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. We cannot be certain that we were the first to invent the inventions claimed in our owned patents or patent applications. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us, and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Trade Secrets and Confidential Information

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Trade secrets and know-how can be difficult to protect. We rely on, among other things, confidentiality and invention assignment agreements to protect our proprietary know-how and other intellectual property that may not be patentable, or that we believe is best protected by means that do not require public disclosure. For example, we require our employees to execute confidentiality agreements in connection with their employment relationships with us, and to disclose and assign to us inventions conceived in connection with their services to us. However, there can be no assurance that these agreements will be enforceable or that they will provide us with adequate protection. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For a more comprehensive summary of the risks related to our intellectual property, see “Item 1A. Risk Factors — Risks Related to Our Intellectual Property.”

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous materials and wastes and the cleanup of contaminated sites. In addition, all of our laboratory personnel participate in instruction on the proper handling of chemicals, including hazardous substances before commencing employment, and during the course of their employment with us. In addition, all information with respect to any chemical substance that we use is filed and stored as a Material Safety Data Sheet, as required by applicable environmental regulations. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. The operation of our facilities, however, entails risks in these areas. Significant expenditures could be required in the future if we are required to comply with new or more stringent environmental or health and safety laws, regulations or requirements.

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations.

Human Capital Management

As of December 31, 2021, we have five full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other biotechnology, medical device, pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, and family leave, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees including safety measures that are required for the COVID-19 pandemic and that comply with government regulations.

We consider our relations with our employees to be good.

Historical Background and Corporate Structure

Intec Israel was established and incorporated in Israel on October 23, 2000 as a private Israeli company under the name Orly Guy Ltd. In February 2001, Intec Israel’s name was changed to Intec Pharmaceuticals (2000) Ltd. Intec Israel’s research and development activities began originally through a private partnership, Intec Pharmaceutical Partnership I.P.P, a general Israeli partnership, formed on September 21, 2000. Its operations were transferred in full to Intec Israel at the beginning of 2002 in return for the allocation of shares in Intec Israel to the partners in the partnership, pro rata with their ownership in the partnership. In March 2004, Intec Israel changed its corporate name to Intec Pharma, Ltd. In February 2010, Intec Israel successfully completed an initial public offering in Israel on the Tel Aviv Stock Exchange, or TASE and in August 2015 Intec Israel completed an initial public offering in the U.S.

Indaptus (formerly Intec Parent) was established and incorporated in Delaware on February 24, 2021 as a private Delaware corporation and wholly owned subsidiary of Intec Israel.

On March 15, 2021, Indaptus, Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Indaptus, or Domestication Merger Sub, Dillon Merger Subsidiary, Inc., or Merger Sub, and Decoy Biosystems, Inc., a Delaware corporation, or Decoy, entered into an Agreement and Plan of Merger Agreement, or the Merger Agreement, whereby upon satisfaction of certain closing conditions set forth in the Merger Agreement, including consummation of the Domestication Merger (as defined herein), Merger Sub was to merge with and into Decoy, with Decoy being the surviving entity and a wholly owned subsidiary of Indaptus, or the Merger.

On April 27, 2021, Indaptus, Intec Israel and Domestication Merger Sub entered into an Agreement and Plan of Merger, or the Domestication Merger Agreement, pursuant to which Intec Israel was to domesticate as a wholly owned subsidiary of a Delaware corporation by Domestication Merger Sub merging with and into Intec Israel, with Intec Israel being the surviving entity and a wholly owned subsidiary of Indaptus, or the Domestication Merger.

On June 21, 2021, Intec Israel held a special meeting of shareholders, or the Special Meeting, to consider certain proposals related to the Domestication Merger and the Merger. Each of Intec Israel’s proposals was approved at the Special Meeting by the requisite vote of Intec Israel shareholders.

On July 27, 2021, Intec Israel, Indaptus and Domestication Merger Sub completed the Domestication Merger pursuant to the terms and conditions of the Domestication Merger Agreement, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus. To effect the Domestication Merger, Intec Israel ordinary shares, having no par value per share, or Intec Israel Shares, outstanding immediately prior to the Domestication Merger converted, on a one-for-one basis, into shares of Indaptus’ common stock, $0.01 par value per share, and all options and warrants to purchase Intec Israel Shares outstanding immediately prior to the Domestication Merger were exchanged for equivalent securities of Indaptus. As a result of the Domestication Merger, Intec Israel continued to possess all of its assets, rights, powers and property as constituted immediately prior to the Domestication Merger and continued to be subject to all of its debts, liabilities and obligations as constituted immediately prior to the Domestication Merger.

On August 3, 2021, Indaptus changed its name from Intec Parent, Inc. to Indaptus Therapeutics, Inc. and completed the Merger following the satisfaction or waiver of the conditions set forth in the Merger Agreement.

At the effective time of the Merger, each share of Decoy common stock (including shares issuable upon the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy common stock) converted into 2.654353395 shares of our common stock, par value $0.01 per share. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of our common stock subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Immediately following closing of the Merger there were 5,405,970 shares of our common stock outstanding, with pre-merger Decoy stockholders owning approximately 65.6% and pre-merger Intec Israel shareholders owning approximately 34.4% of our common stock. The figures above do not give effect to shares issuable upon the exercise of our outstanding warrants or options. Assuming the exercise in full of the pre-funded warrants sold in the August 2021 Private Placement (as defined below), there would have been 8,133,243 shares of our common stock outstanding.

Following completion of the Merger, shares of our common stock commenced trading at market open on August 4, 2021 on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

In connection with the completion of the Merger, on August 4, 2021, our board determined to wind down the Accordion Pill business of Intec Israel. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Winding Down of Accordion Pill Business”.

Available Information

We maintain a corporate website at http://www.indaptusrx.com. Copies of our reports on Forms 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at http://www.indaptusrx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC. All of our SEC filings are also available on our website at http://www.indaptusrx.com, as soon as reasonably practicable after having been electronically filed or furnished to the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information on our website is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors.

You should carefully consider the factors described below, together with all of the other information contained in this Annual Report, including the audited consolidated financial statements and the related notes included in this Annual Report beginning on page F-1, before deciding whether to invest in our common stock. If any of the risks discussed below actually occur, our business, financial condition, operating results and cash flows could be materially adversely affected. The risks described below are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

Risks Related to Our Financial Position and Capital Resources

●	We are a pre-clinical-stage company, has a limited operating history, is not currently profitable, does not expect to become profitable in the near future and may never become profitable.

●	Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Risks Related to Our Business, Industry and Regulatory Requirements

●	We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

●	If development of our product candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

●	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

●	Our product candidates are subject to extensive regulation under the FDA, the EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be reduced or eliminated.

●	We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We are highly dependent on our current senior management. If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We rely completely on third parties to manufacture our preclinical and clinical supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of product, or fail to do so at acceptable quality levels or prices.

●	Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

●	If we are unable to develop our own commercial organization or enter into agreements with third parties to sell and market our product candidates, we may be unable to generate significant revenues.

Risks Related to Our Intellectual Property

●	We may not be able to protect our proprietary or licensed technology in the marketplace.

●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

●	We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and prevent us from commercializing or increase the costs of commercializing our products.

●	Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Risks Related to Ownership of Our Common Stock

●	We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our share price.

●	Sales of a substantial number of our shares in the public market by our existing shareholders could cause our share price to decline.

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require it to relinquish rights.

●	We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our shares of common stock may be less attractive to investors.

Risks Related to Our Financial Position and Capital Requirements

We are a pre-clinical-stage company, has a limited operating history, is not currently profitable, does not expect to become profitable in the near future and may never become profitable.

We are a pre-clinical-stage biotechnology company focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of our product candidates are in the pre-clinical development stage and none of our product candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and has not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and has incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2021, and 2020 we reported net losses of approximately $7.7 million and approximately $3.6 million, respectively, and had an accumulated deficit of approximately $15.7 million as of December 31, 2021.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our development activities, seeks regulatory approvals for our product candidates, and begins to commercialize them if they are approved by the FDA, the European Medicines Agency, or the EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Our inability to fund our business could lead to the loss of your investment.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

●	the number and characteristics of the product candidates it seeks to develop or commercialize;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

Risks Related to Our Business, Industry and Regulatory Requirements

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the development of our lead product candidate, Decoy20. As a result, our business is largely dependent on the commencement of and success of the Decoy20 and our ability to complete the development of, obtain regulatory approval for, and successfully commercialize Decoy20 in a timely manner. The commencement of a Phase 1 clinical trial with solid tumor patients for Decoy20 is dependent, in part, upon the success of an Investigational New Drug, or an IND, application that we plan to file with the FDA in the first half of 2022. There can be no assurance regarding the outcome of the IND. The process to develop, obtain regulatory approval for and commercialize Decoy20 is long, complex, costly and uncertain as to our outcome.

To date, no clinical trials designed to provide proof of efficacy, or to provide sufficient evidence of safety, have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology and optimize their formulation and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our development efforts may not lead to commercial products, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval from the FDA, the EMA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for any of these product candidates, we or our potential future partners, if any, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other products. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition may decline.

If development of our product candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 2 and/or Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

●	clinical trials may produce negative or inconclusive results;

●	preclinical studies conducted with product candidates during clinical development to, among other things, further evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;

●	patient recruitment and enrollment in clinical trials may be slower than we anticipate;

●	costs of development may be greater than we anticipate;

●	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;

●	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or

●	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

Success in early development does not mean that later development will be successful because, for example, product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical trials.

In the future, we or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than we or our collaborators do. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

Since we do not currently possess the resources necessary to independently develop and commercialize our product candidates or any other product candidates that we may develop, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition and results of operations.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, our planned increases in staffing will dramatically increase our costs in the near and long-term.

However, our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Due to our limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. Our resource allocation decisions may cause it to fail to capitalize on viable commercial products or profitable market opportunities.

Because the successful development of our product candidates is uncertain, we are unable to precisely estimate the actual funds we will require to develop and potentially commercialize them. In addition, we may not be able to generate sufficient revenue, even if we are able to commercialize any of our product candidates, to become profitable.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

Undesirable side effects observed in supportive preclinical studies or in clinical trials with our product candidates could interrupt, delay or halt their development and could result in the denial of regulatory approval by the FDA, the EMA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our product candidates. Since the mechanism of action of our product candidates depends on stimulation of the immune system, there is the potential for over-stimulation or undesirable immune reactions.

Our product candidates may exhibit adverse effects in preclinical toxicology studies and adverse interactions with certain drugs. There are also risks associated with additional requirements the FDA, the EMA or comparable foreign authorities may impose for marketing approval with regard to a particular disease.

Our product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the product or could be limited to a more restricted patient population. Any risk management program required for approval of our product candidates could potentially have an adverse effect on our business, financial condition and results of operations.

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition and results of operations. For example:

●	we may be unable to obtain additional financing on acceptable terms, if at all;

●	our collaborators may terminate any development agreements covering these product candidates;

●	if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;

●	if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization;

●	we may be subject to product liability or stockholder litigation; and

●	we may be unable to attract and retain key employees. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

●	regulatory authorities may withdraw their approval of the product, or we or our partners may decide to cease marketing and sale of the product voluntarily;

●	we may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

We intend to expand our existing pipeline of core assets. However, the process of researching and developing new product candidates is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead product, Decoy20, and we may not identify any additional products suitable for recommendation for clinical development. Moreover, any product we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to develop new product candidates and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

Delays in the commencement or completion of clinical trials could significantly impact our development costs. We plan to file an IND (or a foreign equivalent) for Decoy20 in the first half of 2022 and then initiate in 2022 a Phase 1 clinical trial with solid tumor patients. We do not know whether this or any other clinical trial will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;

●	reaching agreement on acceptable terms with prospective third-party contract research organizations, or CROs, and clinical trial sites;

●	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;

●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;

●	recruiting and enrolling patients to participate in one or more clinical trials; and

●	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions. In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, and/or relevant governing authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

●	inspection of the clinical trial operations or clinical trial site by relevant governing authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The outbreak of a novel coronavirus (COVID-19) originated in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected.

Our product candidates are subject to extensive regulation under the FDA, the EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, testing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA or Biologics License Applications, or BLA, from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed any NDAs or BLAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;

●	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;

●	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes or facilities; or

●	the FDA, the EMA or a comparable foreign authority may change our approval policies or adopt new regulations.

Our inability to obtain these approvals would prevent us from commercializing our product candidates.

Even if our product candidates receive regulatory approval in the U.S., it may never receive approval or commercialize our products outside of the U.S.

In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay seeking or obtaining such approval would impair our ability to develop foreign markets for our product candidates.

Even if any of our product candidates receive regulatory approval, our product candidates may still face future development and regulatory difficulties.

If any of our product candidates ever receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, the EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or other notices of possible violations;

●	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;

●	suspend any ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

●	withdraw any regulatory approvals;

●	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or

●	seize or detain products or require a product recall.

If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be reduced or eliminated.

The industry in which we operate is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide it with competitive advantages, we face potential competition from many different sources, including commercial biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercializes will compete with existing immunotherapies and new immunotherapies that may become available in the future.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any which we are developing, or that would render our product candidates obsolete and noncompetitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

The key competitive factors affecting the success of each of our product candidates, if approved, are likely to be its efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

In addition, any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls, or other interruptions in the supply of our product candidates. We also may need to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts, or seek costlier manufacturing alternatives.

The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the effectiveness of our approved product candidates as compared to currently available products;

●	patient willingness to adopt our approved product candidates in place of current therapies;

●	our ability to provide acceptable evidence of safety and efficacy;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	restrictions on use in combination with other products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

●	effectiveness of us or our partners’ sales and marketing strategy;

●	our ability to obtain sufficient third-party coverage or reimbursement; and

●	potential product liability claims.

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of our assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenue may be limited, it may be harder than expected to raise funds and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the U.S. and abroad, our revenue will be limited and it will be more difficult to achieve profitability.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results and others in the biotechnology industry. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. For example, the Patient Protection and Affordable Care Act, or the PPACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers.

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

It is also possible that President Biden will further reform the PPACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the PPACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact pricing of our products should they be approved for commercial use and sale. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, the executive branch, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Further, in July 2020, President Trump issued a number of executive orders that are intended to lower the costs of prescription drug products including one that directs the United States Department of Health and Human Services to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers. It remains to be seen whether these orders will remain in effect in the Biden Administration. While no one can predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a drug manufacturer’s ability to generate revenue. Increases in importation or re-importation of drug products from foreign countries into the United States could put competitive pressure on a drug manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A drug manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Changes in government funding for the FDA and other government agencies could hinder our ability to hire and retain key leadership and other personnel or prevent our product candidates from being developed or commercialized, which could negatively impact our business, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed or approved by necessary government agencies, which could adversely affect our business, financial condition and results of operations.

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business, financial condition and results of operations.

In the U.S., we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The federal Anti-Kickback Statute makes it illegal for any person, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute.

The federal False Claims Act prohibits anyone from, among other things, knowingly presenting or causing to be presented for payment to the government, including the federal healthcare programs, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services to obtain money or property of any healthcare benefit program. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including penalties, fines or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, it could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If we are found in violation of one of these laws, we could be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from governmental funded federal or state healthcare programs and the curtailment or restructuring of our operations. If this occurs, our business, financial condition and results of operations may be materially adversely affected.

We are highly dependent on our current senior management. If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

We are highly dependent on our chief executive officer, Jeffrey A. Meckler, our chief scientific officer, Michael J. Newman, Ph.D and our chief medical officer, Boyan Litchev, M.D.. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of the company’s product candidates, and may have difficulty in meeting our obligations as a public company. We do not currently maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. In addition, the replacement of key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

From time to time, our management seeks the advice and guidance of certain scientific advisors and consultants regarding clinical and regulatory development programs and other customary matters. These scientific advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with us.

We will need to increase the size of our organization and may not successfully manage our growth.

We are a pre-clinical-stage biotechnology company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of medical products. In addition, the use in our clinical trials of medical products and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Our research and development activities may involve the use of hazardous materials, which subject us to regulation, related costs and potential delays and potential liabilities.

Our research and development activities may involve the controlled use of hazardous materials, chemicals or various radioactive compounds. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;

●	higher-than-expected transaction and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

We rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with requirements for cGMP, good clinical practice, or GCP, and good laboratory practice , or GLP, which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require it to repeat clinical trials, which would delay the development and regulatory approval processes.

We may not be able to enter into arrangements with CROs on commercially reasonable terms, or at all. In addition, our CROs will not be our employees, and except for remedies available to us under our agreements with such CROs, we will not be able to control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our product candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

We rely completely on third parties to manufacture our preclinical and clinical supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical supplies for use in our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our product candidates, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for a clinical trial in the future due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates, which could harm our business, financial condition and results of operations.

Any collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future product candidates. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement can lead to delays in developing or commercializing the applicable product candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, collaborations with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect our business, financial condition and results of operations.

If we are unable to develop our own commercial organization or enter into agreements with third parties to sell and market our product candidates, we may be unable to generate significant revenues.

We do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing and distribution of pharmaceutical products. If any of our product candidates are ever approved for commercialization, we may be required to develop our sales, marketing and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force for any product resulting from any of our product candidates is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our product candidates. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, our product revenues are likely to be lower than if we marketed and sold our product candidates independently. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary or licensed technology in the marketplace.

We depend on our ability to protect our proprietary technology and products, or those that we may license. We intend to rely on trade secret, patent, copyright and trademark laws, confidentiality, license, and other agreements with employees and third parties to protect our intellectual property. Our success depends in large part on our ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We cannot be certain that patent enforcement activities by future licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from licensing intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition and results of operations.

We believe we will be able to obtain, through prosecution of patent applications covering our owned technology, adequate patent protection for our proprietary technology. If we are compelled to spend significant time and money protecting or enforcing our patents and future patents that we may own, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, our business, financial condition and results of operations may be materially and adversely affected. If we are unable to effectively protect the intellectual property that we own or in-license, other companies may be able to offer the same or similar products for sale, which could materially adversely affect our business, financial condition and results of operations. The patents of others from whom we may license technology, and any future patents we may own, may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that we may have for our products.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. We may face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow it to make an appropriate return on our investment.

We may enter into collaboration agreements with U.S. and foreign academic institutions to accelerate development of our current or future preclinical product candidates. Typically, these agreements include an option for the company to negotiate a license to the institution’s intellectual property rights resulting from the collaboration. Even with such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to license rights from a collaborating institution, the institution may offer the intellectual property rights to other parties, potentially blocking us ability to pursue our desired program.

If we are unable to successfully obtain required third-party intellectual property rights or maintain our existing intellectual property rights, we may need to abandon development of the related program and our business, financial condition and results of operations could be materially and adversely affected.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection for licensed patents, pending patent applications and potential future patent applications and patents could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office (USPTO) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

The patent positions of products are often complex and uncertain. The breadth of claims allowed in patents in the U.S. and many jurisdictions outside of the U.S. may not be consistent. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our licensed or owned intellectual property or create uncertainty. In addition, publication of information related to our current product candidates and potential products may prevent us from obtaining or enforcing patents relating to these product candidates and potential products, including without limitation composition-of-matter patents, which are generally believed to offer the strongest patent protection.

Patents that we may own now or may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

●	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

●	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;

●	the issued patents and patents that we may own now or may obtain or license in the future may not prevent generic or biosimilar entry into the market for our product candidates;

●	we, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;

●	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

●	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

●	there may be other patents issued to others that will affect our freedom to operate;

●	if the patents are challenged, a court could determine that they are invalid or unenforceable;

●	there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;

●	a court could determine that a competitor’s technology or product does not infringe our patents or any future patents we may own; and

●	the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing. If we encounter delays in our development or clinical trials, the period of time during which we could market our potential products under patent protection would be reduced.

Our competitors may be able to circumvent patents or future patents that we may own by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic or biosimilar versions of any approved products by submitting abbreviated new applications or biosimilar biological product applications to the FDA in which our competitors claim that our licensed patents or any future patents we may own are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents or any future patents we may own, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our licensed patents or any future patents we may own invalid or unenforceable. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we own or in-license valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

The issuance of a patent is not conclusive as to its inventorship, scope, ownership, priority, validity or enforceability. In this regard, third parties may challenge our patents or any future patents we may own in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and potential products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and prevent us from commercializing or increase the costs of commercializing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe upon, but that may ultimately be found to infringe upon.

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our product candidates or potential products infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that our product candidates or potential products infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our product candidates, potential products or methods either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the U.S., proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our products or their use, the holders of any of these patents may be able to block our ability to commercialize our products unless it acquires or obtains a license under the applicable patents or until the patents expire.

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Any claims or lawsuits relating to infringement of intellectual property rights brought by or against us will be costly and time consuming and may adversely affect our business, financial condition and results of operations.

We may be required to initiate litigation to enforce or defend our licensed and owned intellectual property. Lawsuits to protect our intellectual property rights can be very time consuming and costly. There is a substantial amount of litigation involving patent and other intellectual property rights in the biopharmaceutical industry generally. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are resolved. Further, any claims we assert against a perceived infringer could provoke these parties to assert counterclaims against us alleging that we have infringed their patents. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

In addition, our patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications and patents and patent applications that we may apply for, own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates throughout the world could be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, manufacturers, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to claims challenging the inventorship of our patents, any future patents we may own, and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our patents or our owned intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other owned intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Ownership of Our Common Stock

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, Russia launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The market price of our common stock is volatile and you may sustain a complete loss of your investment.

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock, which would result in substantial losses by our investors.

Further, the stock market in general, the Nasdaq Capital Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like theirs. See also Risk Factors—Risks Relating to Ownership of Our Ordinary Shares “We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.” Broad market and industry factors may negatively affect the market price of our common stock regardless of our actual operating performance. In addition, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of their common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If it was involved in securities litigation, it could have a substantial cost and divert resources and attention of management from their business, even if we are successful. Future sales of our common stock could also reduce the market price of such shares.

Moreover, the liquidity of our common stock will be limited, not only in terms of the number of shares of common stock that can be bought and sold at a given price, but by potential delays in the timing of executing transactions in our common stock and a reduction in security analyst and media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock will be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate our investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger. It cannot predict the prices at which our common stock will trade in the future.

We do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future.

We have never declared or paid cash dividends on their respective shares. We do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. It is anticipated that we will retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our shares of common stock will be our shareholders’ sole source of gain for the foreseeable future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if we adversely change our recommendations or publish negative reports regarding our business or our common stock, our share price and trading volume could be negatively impacted.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our common stock, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could negatively impact our share price or trading volume.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act and Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we disclose whether it maintains effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently.

We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

In accordance with Nasdaq rules, we will be required to maintain a majority independent board of directors. The various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified officers and directors will be significantly curtailed.

It is expected that the rules and regulations applicable to public companies will result in us incurring substantial legal and financial compliance costs. These costs will decrease our net income or increase our net loss and may require it to reduce costs in other areas of our business.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our share price.

As a public company in the U.S., we incur significant accounting, legal and other expenses in order to comply with requirements of the SEC, and the Nasdaq Capital Market, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act. These rules and regulations have increased our legal and financial compliance costs, introduced new costs such as investor relations, stock exchange listing fees and shareholder reporting, and made some activities more time consuming and costly. Any future changes in the laws and regulations affecting public companies in the United States, including Section 404 and other provisions of the Sarbanes-Oxley Act, the rules and regulations adopted by the SEC and the Nasdaq Capital Market, for so long as they apply to it, will result in increased costs to us as we respond to such changes.

If we fail to maintain the adequacy of our internal control over financial reporting as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price.

Sales of a substantial number of our shares in the public market by our existing shareholders could cause our share price to decline.

Sales of a substantial number of our shares in the public market or the perception that these sales might occur, could depress the market price of our securities and could impair our ability to raise capital through the sale of additional equity securities. We are not able to predict the effect that sales may have on the prevailing market price of our securities.

Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require it to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to it. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline.

Our securities could be delisted from Nasdaq if we do not comply with Nasdaq’s listing standards.

Pursuant to Nasdaq rules, we are required to meet the continuing listing standards of Nasdaq. While we intend to maintain the same, no guarantees can be made about our ability to do so. On September 3, 2019, Intec Israel was notified by Nasdaq that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that Intec Israel had 180 calendar days, or until March 2, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On March 3, 2020, Intec Israel was notified by Nasdaq that Intec Israel is eligible for an additional 180 calendar day period, or until August 31, 2020, to regain compliance. On April 17, 2020, Intec Israel was notified by Nasdaq that as a result of tolling of compliance periods by Nasdaq, our term to regain compliance was extended until November 13, 2020. Following a 1-for-20 reverse share split of Intec Israel’s ordinary shares which was effective for Nasdaq marketplace purposes at the open of business on October 30, 2020, Intec Israel regained compliance with the minimum bid price requirement. In any event, other factors unrelated to the number of shares outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock to fall below the minimum $1.00 bid price again and could result in a delisting of our common stock. Delisting of our common stock from the Nasdaq Capital Market would cause it to pursue eligibility for trading on other markets or exchanges, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities. There can be no assurance that our common stock, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange or quoted on a national quotation service, the OTCQB or OTC Pink. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce our security analysts’ coverage and diminish investor, supplier and employee confidence. In addition, as a consequence of any such delisting, our share price could be negatively affected and our stockholders would likely find it more difficult to sell, or to obtain accurate quotations as to the prices of, our common stock.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our shares of common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with “public float” held by non-affiliates with a market value of less than $250 million) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe it has not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that it might contest such assessment. Contesting such an assessment may be lengthy and costly and if it were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

If the Domestication Merger, taken together with the Merger, fails to qualify as a Section 351(a) Exchange, former U.S. holders of Intec Israel ordinary shares may recognize taxable gain as a result of the Domestication Merger.

Intec Israel intended for the Merger to qualify as a Section 351(a) Exchange. The position of Intec Israel is not binding on the IRS or the courts, and Intec Israel does not intend to request a ruling from the IRS with respect to the Merger. Accordingly, there can be no assurance that the IRS will not challenge the qualification of the Domestication Merger and the Merger as a Section 351(a) Exchange or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Domestication Merger was not treated as part of a Section 351(a) Exchange, the Domestication Merger could be a taxable event to the U.S. holders of Intec Israel Shares. Former holders of Intec Israel Shares are urged to consult with their own tax advisors with respect to the tax consequences of the Domestication Merger.

Notwithstanding that the Domestication Merger and the Merger together are intended to qualify as a Section 351(a) Exchange, the Domestication Merger could be a taxable event for certain U.S. Holders of Intec Israel ordinary shares.

Subject to the limitations and qualifications described in “The Merger —  Material U.S. Federal Income Tax Consequences of the Domestication Merger and the Merger,” described in the registration statement on Form S-4, as amended (File No. 333-255389), filed by us with the SEC, or the Form S-4, including the application of the passive foreign investment company, or PFIC rules, the Domestication Merger is intended to qualify, taken together with the Merger, as a Section 351(a) Exchange. Nonetheless, certain former U.S. Holders of Intec Israel Shares are likely to be taxed under the PFIC rules of the Code because of the likelihood that Intec Israel is classified as a PFIC.

Changes in tax law could have a material impact on us.

Changes to the U.S. federal income tax laws are proposed regularly and there can be no assurance that, if enacted, any such changes would not have an adverse impact on us. For example, President Biden has suggested the reversal or modification of some portions of the 2017 U.S. tax legislation and certain of these proposals, if enacted, could result in a higher U.S. corporate income tax rate than is currently in effect and thereby increase our effective tax rate following the Merger compared to current expectations. There can be no assurance that any such proposed changes will be introduced as legislation, or if they are introduced that they would be enacted, or if enacted what form they would take.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties

Our principal executive offices are located at 3 Columbus Circle, 15th Floor, New York, NY and in addition, we rent space in San Diego, California. The total office space is approximately 1,975 square feet that we rent. Pursuant to the leases our aggregate annual rental costs for 2021 were approximately $42,000. Our expected rental costs for 2022 are approximately $96,000.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of March 16, 2022, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The ordinary shares of Intec Israel were historically traded on the Nasdaq Capital Market under the symbol “NTEC”. To effect the Domestication Merger, the Intec Israel ordinary shares converted into shares of our common stock on a one-for-one basis. On August 4, 2021, following completion of the Merger, shares of our common stock were listed on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

Holders

As of March 16, 2022, we had 10 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends to our shareholders and we do not intend to pay cash dividends in the foreseeable future. We intend to reinvest any earnings in developing and expanding our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on a number of factors, including future earnings, our financial condition, operating results, contractual restrictions, capital requirements, business prospects, our strategic goals and plans to expand our business, applicable law and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to “Item 11. Executive Compensation” of this Annual Report.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our consolidated financial statements and the related notes included in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.” Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” We have prepared our consolidated financial statements in accordance with U.S. GAAP.

Overview

We are a pre-clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, with reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity, including safe, durable anti-tumor response synergy with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy in pre-clinical models. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, does not require provision of or targeting a tumor antigen in pre-clinical models. We have carried out successful GMP manufacturing of our lead clinical candidate, Decoy20, and completed other IND-enabling studies. For further information regarding our business and operations, see “Item 1. Business.”

Impact of the COVID-19 Pandemic on our Operations

The outbreak of a novel coronavirus (COVID-19) originated in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected.

Recent Events

Decoy Merger

On August 3, 2021, we completed our merger with Decoy following the satisfaction or waiver of the conditions set forth in the Merger Agreement, dated as of March 15, 2021 among the Company, Decoy, Intec Israel, Domestication Merger Sub, and Merger Sub, pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of the Company and the business conducted by Decoy became the business conducted by the combined company.

Previously, on July 27, 2021, we, Intec Israel and Domestication Merger Sub completed the previously announced domestication merger pursuant to the terms and conditions of the Domestication Merger Agreement, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of ours. At the time of the Domestication Merger, Intec Israel continued to possess all of its assets, rights, powers and property as constituted immediately prior to the Domestication Merger and continued to be subject to all of its debts, liabilities and obligations as constituted immediately prior to the Domestication Merger.

Also, in connection with the Merger, we changed our name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.”.

At the effective time of the Merger, each outstanding share of Decoy common stock, par value $0.001 per share (including shares issuable upon the conversion of Decoy SAFEs (Simple Agreements for Future Equity) and Decoy preferred stock, par value $0.001 per share, into Decoy common stock) converted into 2.654353395 shares of our common stock, par value $0.01 per share. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of our shares of common stock subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Immediately following closing of the Merger there were 5,405,970 shares of our common stock outstanding, with pre-merger Decoy shareholders owning approximately 65.6% and pre-merger Intec Israel shareholders owning approximately 34.4% of the Company. The figures above do not give effect to shares issuable upon the exercise of outstanding our warrants or options.

Following completion of the Merger, our shares of common stock commenced trading at market open on August 4, 2021, on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP” and under the new CUSIP 45339J 105.

For accounting purposes, Decoy is considered to have acquired Indaptus based on the terms of the Merger and an analysis of the criteria outlined in Accounting Standards Codification 805. The Merger has been accounted for as a reverse merger transaction rather than a business combination, as the net assets acquired/assumed by Decoy do not meet the definition of a business under U.S. GAAP. Accordingly, the historical financial statements of Decoy became the historical financial statements of the combined company upon the consummation of the Merger and the net assets acquired in connection with the Merger were recorded at their estimated fair market value as of August 3, 2021, the date of completion of the Merger.

Winding Down of Accordion Pill Business

In connection with the completion of the Merger, on August 4, 2021, our board determined to wind down the Accordion Pill business of Intec Israel which was completed as of the date of issuance of these consolidated financial statements.

In connection with the winding down, we laid off all our employees, we terminated our contracts with counterparties and the sale of our Accordion Pill related assets, including the termination of the Process Development Agreement between Intec Israel and LTS Lohmann Therapie Systeme AG, and the termination of the unprotected lease agreement between Intec Israel and its landlord for the lease of offices located in Jerusalem, Israel.

Private Placement

In connection with the Merger, on July 23, 2021, or the Signing Date, we entered into a securities purchase agreement, or the Purchase Agreement, with a certain institutional investor, or the Purchaser, pursuant to which we agreed to sell and issue, in a private placement, or the Private Placement, a pre-funded warrant to purchase up to 2,727,273 shares of our common stock, or the Pre-funded Warrant, and a warrant to purchase up to 2,727,273 of our common stock at a purchase price of $10.99 per Pre-funded Warrant and associated Warrant, for aggregate gross proceeds to us of approximately $30.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Warrant has a term of five and one-half years, is exercisable immediately following the issuance date and has an exercise price of $11.00 per share, subject to adjustment as set forth therein.

On August 3, 2021, the Private Placement closed and in September 2021, the Pre-Funded Warrants were fully exercised. In addition, we issued to the placement agent a warrant to purchase 136,364 shares of our common stock at an exercise price of $13.75.

In connection with the Purchase Agreement, we entered into a registration rights agreement, or the Registration Rights Agreement, with the Purchaser requiring us to file a resale registration statement, or the Resale Registration Statement, with the SEC to register for resale of the shares of our common stock issuable upon exercise of the Pre-Funded Warrant and Warrant. We subsequently filed a registration statement registering for resale the shares of our common stock issuable upon exercise of the Pre-Funded Warrant and Warrant which became effective on September 29, 2021.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of fees paid to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, as well as compensation expenses for certain employees involved in the planning, managing, and analyzing the work of the CROs and CMOs.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of pre-clinical studies and clinical trials and development of product candidates will depend on a variety of factors, including:

●	the timing and receipt of regulatory approvals;
●	the scope, rate of progress and expenses of pre-clinical studies and clinical trials and other research and development activities;
●	potential safety monitoring and other studies requested by regulatory agencies;
●	significant and changing government regulation.

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this Annual Report titled “Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support our operations.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities and other administrative and professional services.

Other Income, Net

Other income includes interest earned on deposits and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Year Ended December 31, 2021 compared to Year ended December 31, 2020

The following tables sets forth our results of operations for the years ended December 31, 2021 and 2020 and the relative dollar and percentage change between the two years.

	Year ended		Change
	December 31,		(2021 to 2020)
	2021	2020	($)%
Operating expenses:
Research and development	$2,523,153	$2,655,017	$(131,864)	-5.0%
General and administrative	5,205,955	944,248	4,261,707	451.3%

Total operating expenses	7,729,108	3,599,265	4,129,843	114.7%

Loss from operations	(7,729,108)	(3,599,265)	(4,129,843)	114.7%

Other income, net	17,722	15,114	2,608	17.2%

Net loss	$(7,711,386)	$(3,584,151)	$(4,127,235)	115.2%
Net loss attributable to common stockholders per share, basic and diluted	$(1.89)	$(1.84)	$(0.05)	2.7%
Weighted average number of shares used in calculating net loss per share, basic and diluted	4,090,599	1,944,672

Research and Development Expenses

Our research and development expenses, net, for the year ended December 31, 2021 amounted to approximately $2.5 million, a decrease of $0.1 million, or approximately 5%, compared to approximately $2.6 million for the year ended December 31, 2020. Research and development expenses decreased in the year ended December 31, 2021 over 2020 primarily as a result of decreased manufacturing and characterization of Decoy20 expenses during the year ended December 31, 2020 that were offset by the increase of salaries and share-based compensation in 2021.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2021 amounted to approximately $5.2 million, an increase of $4.2 million, or approximately 451%, compared to approximately $1.0 million for the year ended December 31, 2020. General and administrative expenses increased significantly in the year ended December 31, 2021 over 2020 as a result of increased payroll and related expenses, stock-based compensation expense for stock options issued in August 2021 and professional fees associated with being a public company following the Merger.

Other Income

Interest income has not been significant due to low interest rates on balances.

Liquidity and Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities. As of December 31, 2021, we had cash and cash equivalents of approximately $39.1 million. As of December 31, 2020, we had cash and cash equivalents of approximately $1.6 million.

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

Net cash used in operating activities was approximately $11.3 million for the year ended December 31, 2021, compared with net cash used in operating activities of approximately $3.3 million for the year ended December 31, 2020. This increase resulted primarily from an increase in general and administrative expenses and effects of the Merger and changes in operating assets and liabilities.

Net cash provided by financing activities for the year ended December 31, 2021, was approximately $48.3 million, which was primarily provided by the $27.3 million net proceeds received from the closing of the Private Placement in August 2021, $15.7 million net proceeds from Merger and the sale of additional SAFEs in the aggregate amount of $5.0 million during the year ended December 31, 2021.

Current Outlook

Following the Private Placement that closed in August 2021, we believe that we have adequate cash to fund our ongoing activities for more than one year from the date we filed this Annual Report on Form 10-K.

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

Developing drugs, conducting clinical trials, obtaining commercial manufacturing capabilities and commercializing products is expensive and we will need to raise substantial additional funds to achieve our strategic objectives. We will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for one or more of our product candidates, obtain commercial manufacturing capabilities and commercialize one or more of our product candidates. Our future capital requirements will depend on many factors, including, but not limited to:

●	the progress and costs of our preparations for clinical trials and other research and development activities;

●	the scope, prioritization and number of clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic and the Russian invasion of Ukraine;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs and timing of obtaining regulatory approval for one or more of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses;

●	market conditions; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation at December 31, 2021 are approximately $178,000, of which approximately $96,000 is due in the next twelve months and the remaining payments are due over the following year. For additional details regarding our leases, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to our annual financial statements included in this Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the year ended December 31, 2021, we incurred $2.5 million of research and development expenses. As of December 31, 2021, we recorded an accrued liability of $0.1 million for expenses incurred, but not yet invoiced, and a prepaid expense of $0.1 million for payments made that relate to future periods. Over or under estimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards on the date of grant. We use the Black-Scholes-Merton, or Black-Scholes, option pricing model to establish the fair value. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis. The Black Scholes model requires that our management make certain estimates regarding the expected stock price volatility, expected term, risk–free interest rate, and dividend yield to derive an estimated fair value. The use of different assumptions would increase or decrease the related determination of fair value, increasing or decreasing the compensation expense related to a particular stock-based award.

Trend Information

We are a development stage company and it is not possible for us to predict with any degree of accuracy the outcome of our research and development efforts. As such, it is not possible for us to predict with any degree of accuracy any significant trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our net loss, liquidity or capital resources, or that would cause financial information to not necessarily be indicative of future operating results or financial condition. However, to the extent possible, certain trends, uncertainties, demands, commitments and events are in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDAPTUS THERAPEUTICS, INC.

2021 ANNUAL REPORT

INDAPTUS THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Indaptus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indaptus Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Determination of the Accounting Acquirer

Description of the Critical Audit Matter

As described in Note 1b to the consolidated financial statements, in August 2021, the Company completed its merger with Decoy Biosystems, Inc. (“Decoy”) pursuant to an Agreement and Plan of Merger, Decoy survived as a wholly-owned subsidiary of the Company and the business conducted by Decoy became the business conducted by the Company, and the Company’s board determined to wind down its former business. Management accounted for the transaction as a reverse acquisition and identified Decoy as the accounting acquirer.

The identification of the accounting acquirer in a reverse acquisition is a critical audit matter because of the significant judgments required in making this determination and because of the significant impacts this decision has on the presentation of the Company’s financial statements.

How the Critical Audit Matter Was Addressed in the Audit

We analyzed management’s determination of the accounting acquirer and concluded that such was appropriate by performing the following procedures:

●	We read the Agreement and Plan of Merger and interviewed management personnel to understand the significant terms of the transaction and the prospective business plan of the post-merger company;

●	We considered indicators that Decoy was the accounting acquirer such as its significant post-merger ownership percentage and the fact that its business would become the primary business of the Company; and

●	We also considered indicators that Decoy was not the accounting acquirer such as its lack of a majority composition on the post-merger board of directors and its lack of a majority composition in the post-merger executive management team.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 18, 2022

INDAPTUS THERAPEUTICS, INC.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$39,132,165	$1,637,499
Assets held for sale	148,400	-
Prepaid expenses and other current assets	1,106,653	94,500

Total current assets	40,387,218	1,731,999

Non-current assets:
Property and equipment, net	3,800	1,349
Operating lease right-of-use asset	169,088	-
Other assets	16,477	44,445

Total non-current assets	189,365	45,794

Total assets	$40,576,583	$1,777,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$4,507,676	$598,365
Operating lease liability, current portion	96,465	-
SAFE agreements	-	1,417,129

Total current liabilities	4,604,141	2,015,494

Non-current liabilities:	-	-
Operating lease liability, net of current portion	72,862	-

Total non-current liabilities	72,862	-

Total liabilities	4,677,003	2,015,494

Commitments and contingent liabilities (Note 7)

Stockholders’ equity (deficit):
Preferred stock; Series Seed; $0.01 par value; 5,000,000 and 972,335 shares authorized as of December 31, 2021 and 2020, respectively, 0 and 835,928 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	8,359
Common stock; $0.01 par value, 200,000,000 and 3,185,224 shares authorized as of December 31, 2021 and 2020, respectively; 8,258,597 and 1,944,672 shares issued and outstanding as of December 31, 2021 and 2020, respectively	82,586	19,447
Additional paid in capital	51,487,881	7,693,994
Accumulated deficit	(15,670,887)	(7,959,501)

Total stockholders’ equity (deficit)	35,899,580	(237,701)

Total liabilities and stockholders’ equity (deficit)	$40,576,583	$1,777,793

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020
Operating expenses:
Research and development	$2,523,153	$2,655,017
General and administrative	5,205,955	944,248

Total operating expenses	7,729,108	3,599,265

Loss from operations	(7,729,108)	(3,599,265)

Other income, net	17,722	15,114

Net loss	$(7,711,386)	$(3,584,151)

Net loss available to common stockholders per share of common stock, basic and diluted	$(1.89)	$(1.84)

Weighted average number of shares used in calculating net loss per share, basic and diluted	4,090,599	1,944,672

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

	Series Seed Preferred		Common stock		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2020	835,928	$8,359	1,944,672	$19,447	$7,557,991	$(4,375,350)	$3,210,447
Stock-based compensation	-	-	-	-	139,960	-	139,960
Financing costs	-	-	-	-	(3,957)	-	(3,957)
Net loss	-	-	-	-	-	(3,584,151)	(3,584,151)
Balance, December 31, 2020	835,928	8,359	1,944,672	19,447	7,693,994	(7,959,501)	(237,701)

Stock-based compensation	-	-	-	-	1,510,258	-	1,510,258
Conversion of preferred stock	(835,928)	(8,359)	835,928	8,359	-	-	-
Conversion of SAFEs	-	-	766,627	7,666	6,409,463	-	6,417,129
Issuance of common stock upon merger, net of Decoy’s transaction costs in the amount of $655,627	-	-	1,858,743	18,587	8,246,233	-	8,264,820
Issuance of pre-funded warrants and warrants, net of issuance costs in the amount of $2,706,598	-	-	-	-	27,266,129	-	27,266,129
Exercise of pre-funded warrants	-	-	2,727,273	27,273	-	-	27,273
Exercise of stock options	-	-	125,354	1,254	361,804	-	363,058
Net loss	-	-	-	-	-	(7,711,386)	(7,711,386)

Balance, December 31, 2021	-	$-	8,258,597	$82,586	$51,487,881	$(15,670,887)	$35,899,580

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(7,711,386)	$(3,584,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,403	852
Stock-based compensation	1,510,258	139,960
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(837,917)	2,811
Accounts payable and other current liabilities	(4,236,656)	113,900
Operating lease right-of-use asset and liability, net	240	-
Other assets	(16,477)	2,000
Net cash used in operating activities	(11,290,535)	(3,324,628)

Cash flows from investing activities:
Proceeds received for assets held for sale	451,600	-
Purchases of property and equipment	(3,854)	-

Net cash provided by investing activities	447,746	-

Cash flows from financing activities:
Proceeds from merger	16,346,622	-
Decoy’s transaction costs	(665,627)	-
Issuance of pre-funded warrants and warrants	29,972,727	-
Issuance costs of Private Placement	(2,706,598)	-
Exercise of prepaid warrants	27,273	-
Proceeds from SAFEs, net	5,000,000	1,163,172
Exercise of stock options	363,058	-

Net cash provided by financing activities	48,337,455	1,163,172

Net increase (decrease) in cash and cash equivalents	37,494,666	(2,161,456)

Cash and cash equivalents at beginning of year	1,637,499	3,798,955

Cash and cash equivalents at end of year	$39,132,165	$1,637,499

Noncash investing and financing activities
Conversion of preferred stock	$8,359	$-
Conversion of SAFEs	$6,417,129	$-
Liabilities assumed, net of non-cash assets received in reverse merger	$7,616,175	$-
Initial recognition of operating right-of-use asset and lease liability upon lease commencement	$183,480	$-
Reclass from non-current assets to current assets	$44,445	$-
Release of deposit upon closing of Merger	$200,000	$-
Supplemental cash flow disclosures
Cash paid for income taxes	$800	$800
Cash received for interest earned on deposits	$5,141	$14,260

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to the consolidated Financial Statements

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

b.	On August 3, 2021, Indaptus completed its merger with Decoy Biosystems, Inc., (“Decoy”), following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 15, 2021 among Indaptus, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Indaptus (“Domestication Merger Sub”), and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of Indaptus (“the Merger Sub”), pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of Indaptus (the “Merger”) and the business conducted by Decoy became the business conducted by Indaptus. Previously, on July 26, 2021, Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares, options and warrants and proportionate adjustments were made to its exercise prices. In addition, on July 27, 2021, Intec Israel, Indaptus and the Domestication Merger Sub, completed the domestication merger pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated April 27, 2021, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus.

Also, in connection with the Merger, Indaptus changed its name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.”. Following completion of the Merger, shares of Indaptus common stock commenced trading at market open on August 4, 2021, on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and under the symbol “INDP”.

In connection with the completion of the Merger, on August 4, 2021, the Company’s board determined to wind down the Accordion Pill business of Intec Israel which was completed as of the date of issuance of these consolidated financial statements.

For accounting purposes, Decoy is considered to have acquired Indaptus based on the terms of the Merger and an analysis of the criteria outlined in Accounting Standards Codification 805. The Merger has been accounted for as a reverse merger transaction rather than a business combination, as the net assets acquired/assumed by Decoy do not meet the definition of a business under U.S. GAAP. Accordingly, the historical financial statements of Decoy became the historical financial statements of the combined company upon the consummation of the Merger and the net assets acquired in connection with the Merger were recorded at their estimated fair value as of August 3, 2021, the date of completion of the Merger.

Prior to the Merger, Decoy’s capitalization was comprised of 732,635 shares of common stock, par value $0.001 per share (the “Decoy Common Stock”), 314,928 shares of Decoy preferred stock, par value $0.001 per share that were converted into 314,928 shares of Decoy Common Stock and 288,818 shares of Decoy common stock after giving effect to the conversion of Decoy SAFEs (Simple Agreements for Future Equity) into Decoy Common Stock.

As of the effective time of the Merger, each outstanding share of Decoy Common Stock was converted into 2.654353395 shares of Indaptus common stock, par value $0.01 per share. Accordingly, 1,336,381 shares of Decoy’s Common Stock were converted into 3,547,227 shares of Indaptus common stock. In addition, at the effective time of the Merger, each outstanding and unexercised Decoy stock option converted into a stock option exercisable for that number of shares of Indaptus common stock subject to such option and the exercise price being appropriately adjusted to reflect the exchange ratio. Accordingly, outstanding options to purchase 77,639 shares of Decoy Common Stock were converted into stock options to purchase 206,079 Indaptus common stock.

The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the exchange ratio for all periods presented. Any difference is recognized as an adjustment to additional paid in capital.

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

The following table summarizes the net assets acquired based on their estimated fair values as of August 3, 2021, immediately prior to completion of the Merger:

Cash and cash equivalents	$16,346,622
Assets held for sale	600,000
Prepaid and other assets	129,791
Accrued liabilities	(8,345,966)
Acquired net assets	$8,730,447

c.	In connection with the Merger, on July 23, 2021, Indaptus entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor, pursuant to which Indaptus agreed to sell and issue, in a private placement (the “Private Placement”), pre-funded warrants and warrants for total net proceeds of approximately $27.3 million, after deducting the placement agent’s fees and other estimated offering expenses payable by Indaptus in the amount of approximately $2.7 million. In September 2021, the pre-funded warrant was fully exercised. In addition, in connection with the Private Placement, Indaptus issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock at an exercise price of $13.75. For further details see note 6c (2).

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

The COVID-19 pandemic, that has spread globally, has resulted in significant financial market volatility and uncertainty in the past year. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of its product candidates and the conduct of future clinical trials. For example, the pandemic has caused our good manufacturing practice (GMP) process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of the Company’s technologies may be negatively affected.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of December 31, 2021, of $15.7 million, and expects to continue to incur additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. Prior to the closing of the Merger, on August 3, 2021, Indaptus closed a private placement to raise gross cash proceeds of $30.0 million. The Company believes it has adequate cash to fund its operations for at least one year after the date of issuance of these consolidated financial statements.

Management plans to raise additional capital through equity and/or debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the developing conflict between Russia and Ukraine and the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury stock method when dilutive.

The following stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the year ended December 31,
	2021	2020
Outstanding stock options	632,659	206,079
Warrants	1,876,569	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, and 2020, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Assets held for sale

In connection with the Merger, the Company determined certain equipment held for use by pre-Merger Intec Israel was no longer useful to the Company’s operations and entered into an agreement with an unrelated party to sell the equipment. The Company recognizes assets held for sale at estimated fair value. Based on purchase offers that the unrelated party received from certain buyers in November 2021 the fair value of the equipment was approximately $600,000, net of commissions and disposition costs. As of the date of issuance of these consolidated financial statements the Company received approximately $450,000.

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

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials and professional services. All costs associated with research and developments are expensed as incurred.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021 and 2020, the recorded values of cash equivalents, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

As of December 31, 2020, the carrying value of outstanding SAFEs approximates the estimated aggregate fair value of the instruments as the valuation cap provided in the SAFEs is a reasonable approximation of the Company’s enterprise value. On August 3, 2021, the SAFEs converted into common stock of the post-Merger entity.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 as of January 1, 2020 with no impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2020 and interim periods within that year. The Company adopted ASU 2019-12 on January 1, 2021 with no impact to its consolidated financial statements or related disclosures.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	December 31,	December 31,
	2021	2020
Prepaid insurance	$945,023	$6,972
Prepaid research and development	127,643	83,550
Other receivables	21,056	-
Other prepaid expenses	12,931	3,978
Total prepaid expenses and other current assets	$1,106,653	$94,500

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	December 31,	December 31,
	2021	2020
Accounts payable	$2,637,806	$155,957
Accrued employee costs	1,371,136	-
Accrued professional fees	139,871	63,753
Accrued research and development	135,751	171,630
Accrued board fees	125,333	-
Other accrued expenses	97,779	7,025
Deposit	-	200,000
Total accounts payable and other current liabilities	$4,507,676	$598,365

NOTE 5: STOCK-BASED COMPENSATION

In 2018, Decoy adopted the Decoy Biosystems, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). Pursuant to 2018 Plan, the board of directors may grant nonstatutory stock options to purchase shares of Decoy’s common stock to outside directors and consultants and either nonstatutory or incentive stock options to purchase shares of Decoy’s common stock to employees.

In June 2021, the Intec Israel shareholders voted to approve the Indaptus 2021 Stock Incentive Plan, an equity incentive plan for grants to employees, officers, consultants, directors and other service providers, (the “2021 Plan”), that became effective upon the closing of the Merger. The 2021 Plan provides for up to 1,864,963 shares of the Company’s common stock. Immediately after the Merger, all Decoy’s outstanding options under the 2018 Plan were converted into options to purchase 206,079 shares of Company common stock under the 2021 Plan. In addition, immediately after the Merger, all Intec Israel’s outstanding options were converted into options to purchase 57,701 shares of Company common stock under the 2021 Plan. Future awards may be made only under the 2021 plan.

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

On December 1, 2021, Indaptus’ board approved a grant of options to purchase 20,000 shares of common stock to a director upon his appointment to the Board. The options are exercisable at $5.35 per share, vest over one year, and expire ten years after grant.

A summary of the stock option activity during the year ended December 31, 2021, is presented in the table below:

		Weighted average
	Shares	Exercise price	Remaining contractual life	Intrinsic value
Outstanding as of January 1, 2021	206,079	$2.86	8.2	$28,003
Granted	1,069,750	$8.80		$-
Options converted upon Merger	57,701	$237.10		$-
Exercised	(125,354)	$2.90		$434,208
Forfeited and cancelled	(33,516)	$58.93		$-
Outstanding as of December 31, 2021	1,174,660	$17.10	9.1	$241,103
Exercisable as of December 31, 2021	120,750	$83.90	6.3	$234,103
Vested and expected to vest December 31, 2021	1,171,423	$17.04	9.1	$241,103

The Company recognized stock-based compensation expense of $1,510,258 and $139,960 during the years ended December 31, 2021, and 2020, respectively. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Research and development	$387,111	$90,017
General and administrative	1,123,147	49,943
Total stock-based compensation expense	$1,510,258	$139,960

As of December 31, 2021, total compensation cost not yet recognized related to unvested stock options was approximately $6.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the year ended December 31, 2021 are presented in the table below. The weighted average fair value of stock options granted during the year ended December 31, 2021 was $6.92.

2021
Stock price	$8.80
Exercise price	$8.80
Expected term	5.73
Volatility	103.3%
Risk free rate	0.7%
Dividend yield	0.0%

The following table presents the exercise price of outstanding stock options as of December 31, 2021:

Exercise price	Options outstanding
$0.01 - $8.00	100,725
$8.01 - $16.00	1,036,000
$16.00 or higher	37,935
Total	1,174,660

NOTE 6: CAPITALIZATION

a.	In August 2018, Decoy entered into the Series Seed Preferred Stock Purchase Agreement (“Series Seed SPA”), under which 835,928 (“Series Seed Preferred”) shares were issued in exchange for cash consideration of $6.0 million. The purchase price of Series Seed Preferred shares was $7.20 per share. In connection with the Merger, all outstanding shares of Series Seed Preferred stock were converted into the Company’s common stock on August 3, 2021, the date of closing of the Merger.

b.	Decoy issued a series of SAFEs with accredited investors between December 2019 and April 2021. The total carrying value of the SAFEs was $1.4 million as of December 31, 2020, and $6.4 million immediately before the Merger. On August 3, 2021, the date of the closing of the Merger, the SAFEs converted into 766,627 shares of common stock of the Company.

As of December 31, 2020, the SAFEs were potentially settleable in cash, and accordingly, the Company presented the instruments as liabilities.

c.	Pre-funded Warrants and Warrants:

	(1)	Immediately after the Merger, all Intec Israel’s warrants were converted into warrants to purchase 227,150 shares of common stock of Indaptus, for further details see table below.

	(2)	On July 23, 2021, Indaptus entered into a Purchase Agreement with a certain institutional investor, pursuant to which Indaptus agreed to sell and issue, in a Private Placement, Pre-Funded Warrants to purchase 2,727,237 shares of common stock and warrants to purchase 2,727,237 shares of common stock at a purchase price of $10.99 per Pre-Funded Warrant and associated warrant. Each pre-funded warrant was exercisable at an exercise price of $0.01 per share. The Pre-Funded Warrants were exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each warrant is exercisable at an exercise price of $11.00 per share and has a term of five and one-half years from the date of issuance. The Company concluded that the Pre-Funded Warrants and warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds was approximately $27.3 million, after deducting the placement agent’s fees and other offering expenses payable by Indaptus in the amount of approximately $2.7 million. On August 3, 2021, the Private Placement closed and in September 2021, the Pre-Funded Warrant was fully exercised for consideration of $27,273. In addition, in connection with the Private Placement, Indaptus issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock at an exercise price of $13.75. The fair value of a warrant to purchase one share of Indaptus’ common stock that was issued to the placement agent was $7.16.

The following table summarizes the number of warrants outstanding with exercise price and remaining contractual life as of December 31, 2021:

		Weighted average
	Shares	Exercise price	Remaining contractual life
Outstanding January 1, 2021	-	-	-
Warrants converted upon Merger	227,150	$29.81
Warrants issued in the Private Placement	2,863,637	$11.13
Outstanding and exercisable as of December 31, 2021	3,090,787	$12.50	5.0

d.	Employee Stock Options:

	1)	In October 2021, options to purchase 60,336 shares of common stock were exercised for consideration of approximately $180,000.

	2)	In December 2021, options to purchase 65,018 shares of common stock were exercised for consideration of approximately $182,000.

As of December 31, 2021, the Company had 200,000,000 shares of common stock authorized and 8,258,597 shares of common stock issued and outstanding. As of December 31, 2020, Decoy had 3,185,224 shares of common stock authorized and 1,944,672 shares of common stock issued and outstanding.

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

Leases

The Company leased office space under a short-term operating lease agreement that automatically renews for successive three-month periods. Either the Company or the landlord can terminate the lease with 60 days written notice, whereupon the lease agreement termination will be effective the last day of the last three-month extension period. The Company accounts for the lease pursuant to the short-term practical expedient available under ASC 842-20. The Company provided written notice of the termination of the lease on December 1, 2021 and the lease terminated January 31, 2022.

On October 1, 2021, the Company entered into a noncancelable two-year operating lease agreement for approximately 1,975 square feet of office space in San Diego, California. The base rent is $7,999 per month with an increase of 3% after the first anniversary of the lease term commencement, which was November 1, 2021. The lease liability is measured at a discount rate of 7%.

Future minimum annual lease payments under the Company’s noncancelable operating lease as of December 31, 2021 are as follows:

December 31,
2022	$96,465
2023	82,387
Total minimum lease payments	178,852
Less: amount representing interest	(9,525)
Present value of operating lease liability	169,327
Less: current portion	(96,465)
Operating lease liability, net of current portion	$72,862

The Company recognized rent expense of $42,226 and $27,554 during the years ended December 31, 2021 and 2020, respectively. Total cash payments for the operating lease totaled $41,986 and $27,554 during the years ended December 31, 2021 and 2020, respectively.

NOTE 8: INCOME TAXES

As of December 31, 2021, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.

The Company’s provision for income taxes consisted of the following:

	For the year ended December 31,
	2021	2020
Computed “expected” tax expense (benefit)	$(1,619,223)	$(753,335)
State taxes, net of federal benefit	44,332	(249,886)
Non-deductible items	-	16
Change in deferred tax asset valuation allowance	1,395,737	1,004,005
Stock-based compensation	171,727	-
Other	9,077	-
Income tax expense	$1,650	$800

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s net deferred tax assets were comprised of the following as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Accrual to cash	$331,855	$139,034
Stock options	157,196	79,208
Property and equipment	373	10
Capitalized R&D	1,199,792	-
Operating lease liabilities	35,559	-
Net operating loss carryforwards	51,780,342	2,021,774
Total gross deferred tax assets	53,505,117	2,240,026

Deferred tax liabilities:
Right-of-use asset	(35,508)	-
Gross deferred tax liabilities	(35,508)	-

Less: Deferred tax asset valuation allowance	(53,469,609)	(2,240,026)
Total net deferred tax assets	$-	$-

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance for the years ended December 31, 2021 and 2020. The net change in total valuation allowance for the years ended December 31, 2021 and 2020 was an increase of $51.2 million and increase of $1.0 million, respectively. The increase in valuation allowance is primarily driven by the incorporation of the Intec Israel deferreds that are not expected, on a more likely than not basis, to be realized.

As of December 31, 2021 and 2020, the Company has federal net operating loss carryforwards of $12.5 million and $7.3 million, respectively, and state net operating loss carryforwards of $7.3 million and $5.8 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $0.8 million will begin to expire in 2036 while federal NOLs generated after 2017 of $11.7 million will carry forward indefinitely. The state NOL carryforwards of $7.3 million will begin to expire in 2035 unless previously utilized. At December 31, 2021, the Company also had Israel NOL carryforwards of $210.9 million. The Israel NOLs carry forward indefinitely.

The Company’s ability to utilize its net operating losses may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although the Company has not undergone a Section 382 analysis, it is possible that the utilization of the net operating losses, could be substantially limited, especially given the changes in ownership that resulted from the Merger. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, the Company may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. As of December 31, 2021 and 2020, the Company has not recorded any unrecognized tax benefits.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of December 31, 2021 and 2020, the Company recorded no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar state and local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

The Company files U.S. federal and various state income tax returns and is subject to examination for tax years back to 2018 and 2017 for federal and state purposes, respectively, and its NOL’s dating back to inception are subject to adjustment by the taxing authorities if claimed on a future tax filing for which the statute remain open to examination. The Company also files Israeli tax returns and is subject to examination for tax years back to 2017.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2021, the date of these consolidated financial statements, through March 18, 2022, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the period ended December 31, 2021. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except as described below:

1.	On January 26, 2022, the board of directors approved a grant of options to purchase an aggregate of 289,200 ordinary shares to the Company’s executive officers. Each option shall be exercisable at an exercise price of $4.90 per share. The options will vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire ten years after the date of grant. The fair value of the benefit in respect of the said options, as calculated on the grant date, is approximately $1.1 million.

2.	On February 1, 2022, the board of directors approved a grant of options to purchase an aggregate of 90,000 ordinary shares to the Company’s Chief Medical Officer. Each option shall be exercisable at an exercise price of $4.97 per share. The options will vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in equal monthly installments following the first anniversary of the grant date. The options will expire ten years after the date of grant. The fair value of the benefit in respect of the said options, as calculated on the grant date, is approximately $360,000.

3.	On February 25, 2022, the board of directors approved a grant of options to purchase an aggregate of 60,000 ordinary shares to the Company’s Chief Financial Officer. Each option shall be exercisable at an exercise price of $4.18 per share. The options will vest over a three-year period, with one-third of the options vesting at the end of the first anniversary of the date of grant, and the remaining options vesting in eight equal quarterly installments following the first anniversary of the grant date. The options will expire ten years after the date of grant. The fair value of the benefit in respect of the said options, as calculated on the grant date, is approximately $200,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021 these disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s executive and financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

On August 3, 2021, we consummated the Merger between Indaptus and Decoy. Upon closing, the historical financial statements of Decoy became the historical consolidated financial statements of ours and upon consummation of the Merger we reconstituted our board of directors. During the period ended December 31, 2021, in connection with the Merger, our board of directors has established an audit committee, we hired a Chief Financial Officer, we integrated our financial reporting processes of the business with Decoy’s processes, and we implemented additional closing procedures to enable our financial reporting process. Other than such changes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information relating to our executive officers and directors as of March 16, 2022.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	55	Chief Executive Officer and Director
Michael J. Newman, Ph.D.	66	Chief Scientific Officer and Director
Nir Sassi	46	Chief Financial Officer
Walt A. Linscott, Esq.	61	Chief Business Officer
Boyan Litchev, M.D.	55	Chief Medical Officer

Non-Executive Directors
Dr. Roger J. Pomerantz	65	Chairman of the Board of Directors
Hila Karah (1)(3)	53	Director
Anthony J. Maddaluna (2)(3)	69	Director
William B. Hayes (1)(2)	56	Director
Brian O’Callaghan(1)(3)	62	Director
Mark J. Gilbert, M.D	61	Director

(1)	Member of audit committee
(2)	Member of compensation committee
(3)	Member of nominating and corporate governance committee

Biographical information with respect to our executive officers and directors is provided below.

Information about Our Executive Officers

Jeffrey A. Meckler has served as our Chief Executive Officer since July 2021 and member of our board of directors since inception in February 2021. Previously, Mr. Meckler served as our sole officer from inception to July 2021, Intec Israel’s Vice Chairman of the board of directors from April 2017, as Intec Israel’s Chief Executive Officer from July 2017 and as President and Secretary and director of Intec Parent from March 2021 until the Merger. Mr. Meckler has served on numerous public and private corporate boards and since October 2014 has served as a director of Travere Therapeutics (Nasdaq: TVTX). Mr. Meckler served as Chief Executive Officer and a director of CoCrystal Pharma, Inc., a pharmaceutical company, from April 2015 to July 2016. He has also served as a director of QLT, Inc. (Nasdaq: QLTI), a biotechnology company, from June 2012 to November 2016, as well as the Managing Director of The Andra Group, a life sciences consulting firm since 2009. Mr. Meckler also served as Chief Executive Officer of Trieber Therapeutics from January 2017 to July 2017. Earlier in his career, Mr. Meckler held a series of positions at Pfizer Inc. in manufacturing systems, market research, business development, strategic planning and corporate finance, which included playing a significant role in acquisitions and divestitures. Mr. Meckler is the past President and continues to serve on the board of directors of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center. Mr. Meckler holds a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received his J.D. from Fordham University School of Law. We believe that Mr. Meckler is qualified to serve on our board of directors because of his extensive executive leadership experience in the biopharmaceutical industry, including his service at Pfizer, and his experience serving on public company boards.

Michael J. Newman, Ph.D. has served as our Chief Scientific Officer and a member of our board of directors since August 2021. Dr. Newman is a pharmaceutical/biotechnology executive with over 35 years of experience carrying out and managing oncology research and development, in addition to undergraduate and graduate research and training in microbiology. He was the Founder, President, Chief Executive Officer and a member of the board of directors of Decoy (from August 2013 to August 2021). His previous positions also include faculty appointments in Biochemistry at Brandeis University (from 1984 to 1987) and the Roche Institute of Molecular Biology (from 1987 to 1992), Senior Associate Director of Oncology at Sandoz Pharmaceuticals (world-wide head of Cancer Biology), and Executive Director of Oncology at Novartis Pharmaceuticals (Head of Cancer Biology in the U.S.) (from 1992 to 1997), and senior management at several Biotechnology companies (from 1998 to 2012). Dr. Newman received a bachelor’s degree in Biology from the University of California at San Diego, a Ph.D. in Cell and Developmental Biology from Harvard Medical School (National Science Foundation Pre-Doctoral Fellow), and carried out post-doctoral research at Cornell University. We believe that Dr. Newman is qualified to serve on our board of directors because of his extensive scientific and research background, as well as his experience as founder and CEO of Decoy.

Nir Sassi has served as our Chief Financial Officer since July 2021 and served as Intec Israel’s Chief Financial Officer from August 2016 until the Merger and its President from March 2021 until the Merger. Prior to serving as Intec Israel’s Chief Financial Officer, Mr. Sassi served as Intec Israel’s VP Finance commencing in January 2015 and as its Chief Financial Officer between March 2010 and January 2015. Prior to his service with Intec Israel, Mr. Sassi served as a Senior Manager at PricewaterhouseCoopers Israel, an accounting firm, from 2002 until 2010, including two years relocation to the PricewaterhouseCoopers New York office. Mr. Sassi is a certified public accountant in Israel and has a bachelor’s degree in economics and accounting from Ben Gurion University in Be’er Sheva, Israel.

Walt A. Linscott, Esq. has served as our Chief Business Officer since July 2021 and previously joined Intec Israel in October 2017 and served as its Chief Business Officer since July 2018 until the Merger. Previously, from October 2017 to July 2018, Mr. Linscott served as Intec Israel’s Chief Administrative Officer. Prior to his service with Intec Israel, Mr. Linscott co-founded a global consulting enterprise in October 2014 providing strategic advice to developing companies and most recently served as the President and Chief Operating Officer of Treiber Therapeutics, Inc. from March 2017 to October 2017. Mr. Linscott also has held senior level executive positions at public and private medical device and pharmaceutical companies including Cocrystal Pharma, Inc., from July 2015 to March 2017, Carestream Health, Inc., from January 2011 to January 2015 and Solvay Pharmaceuticals, Inc., from 2001 to 2005. In addition to this experience, he was an associate and partner at Thompson Hine LLP from 1990 to 2001, and again as a partner from 2005 to 2010 where he founded the firm’s Atlanta, Georgia office, served as Partner in Charge and Chair of the firm’s Life Science Practice Group. Mr. Linscott holds a Master of Science in Experimental and Translational Therapeutics from the University of Oxford, a Postgraduate Diploma in Global Business from the University of Oxford and a Postgraduate Diploma in Entrepreneurship from Cambridge University. He earned a bachelor’s degree from Syracuse University and a Juris Doctor from the University of Dayton School of Law. Mr. Linscott served on active duty as an Officer in the United States Marine Corps prior to attending law school.

Boyan Litchev, M.D. has served as our Chief Medical Officer since January 2022. Before us, Dr. Litchev held positions of increasing responsibility at several companies, including during 2021 at Shoreline Biosciences, Inc., where he served as a Senior Vice President, Head of Clinical Development Oncology, leading all clinical and pipeline activities related to iPSC derived NK and Macrophages cell therapy. Before that, between 2020 and 2021, he served as Head of Clinical Development Oncology, Medical Affairs and Safety at Poseida Therapeutics, Inc., where he led the company’s CAR-T programs in solid tumors. Before that, between 2019 and 2020, Dr. Litchev served as an Executive Medical Director, Head of Clinical Development Oncology at Halozyme Therapeutics, Inc., leading the clinical development of four oncology programs in various stages of development. In addition, between 2017 and 2019, Dr. Litchev served as Executive Medical Director at Akcea Therapeutics, Inc., where he led all clinical and safety activities for various programs for rare and broad cardiometabolic indications and diverse pipeline with Antisense Oligonucleotides. Prior to that, Dr. Litchev held executive positions at Baxalta/Baxter/Shire (now Takeda Pharmaceutical Company Limited), and Ferring Pharmaceuticals. Earlier, Dr. Litchev was a Clinical Team Leader, Oncology at Quintiles International (now IQVIA Inc.). Prior to that he practiced as a physician and clinical researcher. Dr. Litchev earned a Medical Doctor degree from the University of Plovdiv.

Non-Employee Directors

Dr. Roger J. Pomerantz has served as our Chairman since July 2021 and previously served on Intec Israel’s board of directors from March 2018 until the Merger. Dr. Pomerantz serves as Chairman and Chief Executive Officer of Contrafect Corporation (Nasdaq: CFRX) since April 2019 and Vice Chairman of Contrafect since May 2014. Previously, Dr. Pomerantz was a Venture Partner at Flagship Pioneering from 2014 through 2019. In addition, from November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB), a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. Dr. Pomerantz has served as a member of the board of directors of Viracta (Nasdaq: VIRX) since June 2020 and was appointed Chair in September 2020. Since February 2020 served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT) and was previously a member of the board of directors of Rubius Therapeutics (Nasdaq: RUBY). Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

Hila Karah has served on our board since July 2021 and previously served as a member of Intec Israel’s board of directors since December 2009 until the Merger. Ms. Karah is an experienced board director and since 2013 serves as an independent business consultant to private and public companies on strategy, operations, financing, regulatory and corporate governance. From November 2017 to September 2018, Ms. Karah was the executive chairperson of FloraFotonica Ltd., an Israeli Agro Tech startup. From 2006 until 2013, Ms. Karah was the chief investment officer of Eurotrust Ltd., a family office, where she focused primarily on investments in life science, internet and high-tech companies. Prior to joining Eurotrust, Ms. Karah served as a senior analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund. Prior to her position at Perceptive, Ms. Karah was a research analyst at Oracle Partners Ltd., a healthcare-focused hedge fund based in Connecticut. Ms. Karah has served on the board of Cyren Ltd., a cyber security company (Nasdaq, TASE: CYRN), since 2008 and the board of Dario Health Corp. (Nasdaq: DRIO) since 2014. She also serves on the board of several private companies. Ms. Karah has a BA in molecular and cell biology from the University of California, Berkeley, and has studied at the UCSB – UCSF Joint Medical Program. We believe Ms. Karah is qualified to serve on our board of directors because of her longstanding service with Intec Israel, her investment career in life science companies, her scientific background and experience serving on public company boards.

Anthony J. Maddaluna has served on our board since July 2021 and previously served on Intec Israel’s board of directors since December 2017 until the Merger. Mr. Maddaluna has more than 40 years of experience in the pharmaceutical manufacturing industry, including leadership positions in plants, regions and globally. From January 2011 to December 2016, Mr. Maddaluna held a series of positions at Pfizer Inc., most recently serving as the Executive Vice President and President of Pfizer Global Supply. Prior to that Mr. Maddaluna served as Senior Vice President of Pfizer Global Manufacturing Strategy and Supply Network Transformation from 2008 until 2011, and as Vice President of Pfizer Global Manufacturing Europe Area from 1998 until 2008. Mr. Maddaluna served as a director of Albany Molecular Research Inc. from February 2016 until its acquisition by The Carlyle Group and GTCR in August 2017 and currently serves on the board of managers for the private company. Mr. Maddaluna holds a B.S. in Chemical Engineering from Northeastern University and an M.B.A. from Southern Illinois University. We believe Mr. Maddaluna is qualified to serve on our board of directors because of his extensive experience in the pharmaceutical manufacturing industry, including his service at Pfizer, and his experience serving on company boards.

William B. Hayes has served on our board since July 2021 and previously served on Intec Israel’s board of directors since June 2018 until the Merger. Most recently, Mr. Hayes was Executive Vice President, Chief Financial Officer and Treasurer of Laboratory Corporation of America Holdings (LabCorp) (NYSE: LH), a diagnostics laboratory company. Mr. Hayes joined LabCorp in 1996, where he was responsible for day-to-day operations of the revenue cycle function. He rose through a series of promotions and in 2005 was named Executive Vice President, Chief Financial Officer and Treasurer of LabCorp, a role he held until his retirement in 2014. Prior to LabCorp, Mr. Hayes was at KPMG for nine years in their audit department. Since October 2019, Mr. Hayes has served on the board of Builders FirstSource, a supplier and manufacturer of building materials (Nasdaq: BLDR), and currently chairs its audit committee. Previously, Mr. Hayes served as a director from March 2016 for Patheon N.V. (NYSE: PTHN), a pharmaceutical manufacturing company, until its acquisition by Thermo Fisher in late 2017. Mr. Hayes holds a Bachelor of Science in accounting from the University of North Carolina at Greensboro. We believe Mr. Hayes is qualified to serve on our board of directors because of his accounting background and experience serving on public company boards.

Brian O’Callaghan has served on our board since July 2021 and previously served on Decoy’s board of directors since November 2018 until the Merger. Mr. O’Callaghan is a life science executive with extensive experience within the biotech, big pharma and contract research organization (CRO) sectors. Since November 2020, Mr. O’Callaghan has been the Chief Executive Officer of ObsEva, a clinical stage biopharmaceutical company developing novel therapies to improve women’s health, leading the company through its future development, regulatory filings and product launches. Prior to joining ObsEva, Brian has held Chief Executive Officer positions at Petra Pharma (May 2017 to June 2020), Sonrgy (May 2015 to May 2017), Acucela, Sangart and BioPartners, as well as having held senior management positions at Pfizer, Merck Serono, Novartis, Covance and NPS Pharmaceuticals. Mr. O’Callaghan has experience running both public and private companies, mergers and acquisitions, initial public offerings, fundraising, divestments, spin-outs, and strategic alliances. His operational experience is also wide ranging, having managed multiple businesses and programs, across many therapeutic areas, from concept through to commercialization. He also has extensive board of director experience, having served on numerous biotech and 501(c)(3) nonprofit boards. Mr. O’Callaghan earned a Masters of Business Administration from the Henley School of Business at the University of Reading. We believe Mr. O’Callaghan is qualified to serve on our board of directors because of his extensive executive management experience.

Mark J. Gilbert has served on our board of directors since November 2021. Dr. Gilbert brings more than 30 years of experience in global medical and clinical research and development, and management of medical affairs. Since March 2019, Dr. Gilbert serves as Executive Vice President of Research and Development at Acepodia, Inc., a clinical-stage biotechnology company addressing gaps in cancer care and since June 2021, Dr. Gilbert has served as a Clinical Development Advisor to Decoy Biosystems, Inc., the Company’s wholly owned-subsidiary. In addition, from October 2020, Dr. Gilbert serves as the Chairman of the Scientific Advisory Board at Inceptor Bio, LLC, a biotechnology company developing multiple next-generation cell and gene therapy platforms for underserved and difficult-to-treat cancers and from October 2020, he serves as a Strategic Advisor at Kineticos Ventures, a firm providing advisory services and capital to emerging life sciences firms. Prior to these positions, between November 2013 and January 2020, Dr. Gilbert was the Chief Medical Officer of Juno Therapeutics Inc., a biopharmaceutical company, where he led the clinical development of some of the first CAR-T cell therapies. Before that, Dr. Gilbert held leadership positions at Bayer Schering Pharma AG, where he served as Vice President and Head of Global Clinical Development, Therapeutic Area Oncology; Berlex Pharmaceuticals, Inc., where he served as Vice President of Medical Affairs, Oncology, and Vice President and Head of Global Medical Development Group, Oncology; and Immunex Corporation, where he served as Senior Medical Director, Clinical Research and Development. Between May 2019 and May 2021, Dr. Gilbert served as an Independent Director of Silicon Therapeutics, Inc., a fully integrated drug design and development company. Dr. Gilbert earned a Bachelor of Science degree in Biochemistry from the University of Iowa and a Medical Doctor degree from the University of Iowa College of Medicine. He trained in internal medicine, infectious disease and medical oncology at the University of California, San Francisco, and the University of Washington, respectively. We believe Dr. Gilbert is qualified to serve on our board of directors because of his significant scientific and executive in drug development and in the pharmaceutical industry.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Composition

Our business and affairs are organized under the direction of our board. The primary responsibilities of our board is to provide oversight, strategic guidance, counseling and direction to our management. Our board meets on a regular basis and additionally as required.

In accordance with the terms of our Amended and Restated Certificate of Incorporation, our board is divided into three classes, with the classes as nearly equal as possible. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result approximately one-third of our directors will be elected each year.

Our board is divided into the following classes:

●	Class I, which consists of Hila Karah and Mark J. Gilbert, whose terms will expire at our first annual meeting of stockholders to be held after the Merger;

●	Class II, which consists of Anthony Maddaluna, Brian O’Callaghan and William B. Hayes, whose terms will expire at our second annual meeting of stockholders to be held after the Merger; and

●	Class III, which consists of Jeffrey A. Meckler, Michael J. Newman, Ph.D. and Dr. Roger J. Pomerantz, whose terms will expire at our third annual meeting of stockholders to be held after the Merger.

Our directors may be removed for cause by the affirmative vote of the holders of at least a majority of our voting stock.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the number of directors shall be fixed from time to time by a resolution of the majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one-third of the board of directors.

Director Independence

Each of the directors on our Board other than Mr. Meckler and Dr. Newman qualifies as an independent director, as defined under the listing rules of Nasdaq, and our board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of our board is informed oversight of our risk management process. Our board does not have a standing risk management committee, but rather administers this oversight function directly through our board as a whole, as well as through various standing committees of our board that address risks inherent in their respective areas of oversight. In particular, our board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our board has the authority to appoint committees to perform certain management and administration functions. Our board of directors has established an audit committee, a compensation committee and a nominating committee. The board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the board of directors.

All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations as further described below. The charters for each of these committees are available on our website. Information contained on or accessible through our website is not a part of this prospectus.

Audit Committee

We have an Audit Committee consisting of William Hayes (chair), Hila Karah and Brian O’Callaghan. The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the board and report the result of its activities to the board. Such responsibilities include, but are not limited to, the selection and, if necessary, the replacement of independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including a system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our Annual Report on Form 10-K. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The Audit Committee charter is available on our website at http://www.indaptusrx.com.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq. Each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. Mr. Hayes has been designated as the “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of Nasdaq.

Compensation Committee

We have a Compensation Committee which consists of Anthony Maddaluna (chair) and William Hayes. The responsibilities of the Compensation Committee include overseeing the evaluation of our executive officers (including the Chief Executive Officer), determining the compensation of our executive officers, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee also administers our equity-based plans and make recommendations to the board with respect to actions that are subject to approval of the board regarding such plans. The Compensation Committee also reviews and make recommendations to the board with respect to the compensation of directors. The Compensation Committee monitors the risks associated with our compensation policies and practices as contemplated by Item 402(s) of Regulation S-K. The Compensation Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Compensation Committee’s composition and meetings. The compensation committee charter is available on our website at http://www.indaptusrx.com. The Compensation Committee has not retained an ongoing compensation consultant.

Each member of the Compensation Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of Nasdaq.

Nominating Committee

We have a Nominating Committee which consists of Brian O’Callaghan (chair), Anthony Maddaluna and Hila Karah. The responsibilities of the Nominating Committee include overseeing and assisting its board in reviewing and recommending nominees for election as directors, assessing the performance of the members of the board, and establishing and maintaining effective corporate governance policies and practices, including, but not limited to, developing and recommending to our board a set of corporate governance guidelines applicable to us. The Nominating Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Nominating Committee’s composition and meetings. The nominating committee charter is available on our website at http://www.indaptusrx.com.

To date, the Nominating Committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the board of directors. Instead, when considering candidates for director, the Nominating Committee will generally consider all of the relevant qualifications of board of directors candidates, including such factors as the candidate’s relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the company, demonstrated excellence in his or her field, having relevant financial or accounting expertise, having the ability to exercise sound business judgment, having the commitment to rigorously represent the long-term interests of our shareholders and whether the board candidates will be independent for purposes of the Nasdaq listing standards, as well as the current needs of the board of directors and the company.

In addition, while it does not have a formal policy on the board of directors’ diversity, the Nominating Committee will take into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences and other factors that contribute to the board of directors having an appropriate range of expertise, talents, experiences and viewpoints. The Nominating Committee will consider diversity criteria in view of the needs of the board of directors as a whole when making decisions on director nominations. In the case of incumbent directors whose terms of office are set to expire, the Nominating Committee will also review, prior to nominating such directors for another term, such directors’ overall service to the company during their term. The Nominating Committee will conduct any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board of directors. We may engage an executive search firm to assist our Nominating Committee in identifying and recruiting potential candidates for membership on the board of directors.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to its directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to our culture of honesty and accountability. The Code of Business Conduct and Ethics is publicly available on our website at http://www.indaptusrx.com. If Indaptus makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to its directors or executive officers, it must disclose the nature of such amendments or waiver on its website or in a current report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

We have a compensation committee selected from among the directors who are independent under applicable Nasdaq listing standards. None of the members of our compensation committee has ever been an officer or employee of either Intec Israel or Decoy. None of our executive officers will serve, or will have served during the last fiscal year, as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on the compensation committee.

Non-Employee Director Compensation Policy

We adopted a non-employee director compensation policy, pursuant to which non-employee directors are eligible to receive compensation for service on our board of directors and committees of the board of directors. For further details regarding the compensation provided to our directors during 2021, see “Item 11. Executive Compensation — Director Compensation”.

Delinquent Section 16(a) Reports

Based solely on our review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2021 except that a Form 4 for Mark Gilbert for a stock option grant dated December 1, 2021, was filed on December 8, 2021.

Item 11. Executive Compensation.

Our named executive officers for 2021, which consist of our principal executive officer and the next two most-highly compensated executive officers are:

●	Jeffrey Meckler, Chief Executive Officer;

●	Michael J. Newman, Ph.D, Chief Scientific Officer; and

●	Walt. A. Linscott, Esq., Chief Business Officer.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-equity Incentive Plan Compensation	All Other Compensation (2) ($)	Total ($)
Jeffrey Meckler	2021	540,000	200,000	-	453,400	166,698	52,139	1,412,237
Chief Executive Officer (3)	2020	540,000	-	-	268,123	210,600	47,520	1,066,243
Michael J. Newman	2021	291,542	75,000	-	283,035	100,495	1,784	851,856
Chief Scientific Officer (4)	2020	200,000	-	-	-	-	-	200,000
Walt A. Linscott, Esq.,	2021	366,541	175,000	-	372,515	126,299	51,287	1,091,642
Chief Business Officer (3)	2020	340,000	-	-	231,251	170,000	47,932	789,183

(1)	The amounts reported do not reflect the amounts actually received by our named executive officers. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of each stock option granted to our named executive officers during the fiscal year ended December 31, 2021 and 2020, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.
(2)	For 2021 and 2020, referenced amount is for medical premiums and life insurance.
(3)	Compensation amounts include compensation as an executive officer of Intec Israel prior to the Merger and Domestication Merger.
(4)	Compensation amounts include compensation as an executive officer of Decoy prior to the Merger.

Jeffrey A. Meckler entered into an employment agreement with us, or the Meckler Employment Agreement, which supersedes and replaces his employment agreement dated December 11, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel, to serve as Chief Executive Officer of the Company following completion of the Merger. The Meckler Employment Agreement provides for an annual base salary of $540,000, subject to review for an upward adjustment on at least an annual basis. Mr. Meckler is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by our board of directors on an annual basis. The board may, in its discretion, grant Mr. Meckler a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the board may choose to recognize.

Michael J. Newman, Ph.D., entered into an employment agreement with us, or the Newman Employment Agreement, to serve as Chief Science Officer of the Company following completion of the Merger. The Newman Employment Agreement provides for an annual base salary of $425,000, subject to review for an upward adjustment on at least an annual basis. Dr. Newman is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by our board of directors on an annual basis. The board may, in its discretion, grant Dr. Newman a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the board may choose to recognize.

Walt A. Linscott, Esq. entered into an employment agreement with the Company, or the Linscott Employment Agreement, which supersedes and replaces his employment agreement dated October 23, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel, to serve as Chief Business Officer of the Company following completion of the Merger. The Linscott Employment Agreement provides for an annual base salary of $405,000, subject to review for an upward adjustment on at least an annual basis. Mr. Linscott is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by the Company’s board of directors on an annual basis. The board may, in its discretion, grant Mr. Linscott a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the board may choose to recognize.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards as of December 31, 2021, for each named executive officer:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)
Jeffrey A. Meckler, Chief Executive Officer	04 /10/17	1,500	-	425.6	04/10/27
	05 /01/17	813	-	425.6	05/01/27
	12 /11/17	4,570	-	536.0	12/11/27
	06 /28/18	1,250	-	355.2	06/28/25
	04 /04/19(2)	1,302	260	611.2	04/04/26
	07 /15/20(3)	1,562	2,188	24.6	07/15/27
	08/04/2021(4)	-	375,000	8.87	8/4/2031
Michael J. Newman, Chief Scientific Officer	08/04/2021(4)	-	290,000	8.87	8/4/2031

Walt A. Linscott, Esq., Chief Business Officer	10 /23/17	750	-	684.8	10/23/27
	12 /11/17	1,750	-	684.8	12/11/27
	01 /22/19(5)	1,031	95	610.4	01/22/26
	09 /13/19(6)	1,875	625	72.0	09/13/26
	02 /17/20(7)	656	469	34.3	02/17/27
	09 /16/20	1,250	-	25.7	09/16/27
	08/04/2021(4)	-	210,000	8.87	8/4/2031

(1)	The options have a ten- year term subject to earlier expiration upon termination.

(2)	The options vest over a period of three years from April 4, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending April 4, 2022.

(3)	The options vest over a period of three years from July 15, 2020, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending July 15, 2023.

(4)	The options vest over a period of three years from August 4, 2021, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending August 4, 2024.

(5)	The options vest over a period of three years from January 22, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 22, 2022.

(6)	The options vest over a period of three years from September 13, 2019, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending September 13, 2022.

(7)	The options vest over a period of three years from February 17, 2020, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending February 17, 2023.

Potential Payments on Employment Termination

Set forth below is a summary of the benefits that would be payable upon termination of employment or in connection with a change in control to our named executive officers under their employment agreements with us.

Jeffrey Meckler

Upon termination of Mr. Meckler’s employment by us without cause or Mr. Meckler’s resignation for good reason, Mr. Meckler will be entitled to a severance benefit equal to (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments and (ii) an amount equal to Mr. Meckler’s cost of continued health insurance coverage for twelve months. In addition, if Mr. Meckler is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Meckler (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Meckler was employed relative to the total number of days in the bonus earning period.

If Mr. Meckler’s employment is terminated by us without cause or by Mr. Meckler for good reason during the one year period immediately following a change in control or six months before a change in control, then Mr. Meckler will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date plus his annual target bonus, payable in bi-monthly installments, (ii) an amount equal to Mr. Meckler’s cost of continued health insurance coverage for eighteen months the current year bonus at the target level, which shall be paid within 30 days of termination, (iii) the current year bonus at the target level at a prorated basis, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Mr. Meckler’s termination of employment.

In the event that Mr. Meckler’s employment terminates by reason of his death or disability, and Mr. Meckler is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Meckler (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Meckler was employed relative to the total number of days in the bonus earning period.

Dr. Michael J. Newman

Upon termination of Dr. Newman’s employment by us without cause or Dr. Newman’s resignation for good reason, Dr. Newman will be entitled to a severance benefit equal to (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments and (ii) an amount equal to Dr. Newman’s cost of continued health insurance coverage for twelve months. In addition, if Dr. Newman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Dr. Newman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Dr. Newman was employed relative to the total number of days in the bonus earning period.

If Dr. Newman’s employment is terminated by us without cause or by Dr. Newman for good reason during the one year period immediately following a change in control or six months before a change in control, then Dr. Newman will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date plus his annual target bonus, payable in bi-monthly installments, (ii) an amount equal to Dr. Newman’s cost of continued health insurance coverage for eighteen months the current year bonus at the target level, which shall be paid within 30 days of termination, (iii) the current year bonus at the target level at a prorated basis, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Dr. Newman’s termination of employment.

In the event that Dr. Newman’s employment terminates by reason of his death or disability, and Dr. Newman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Dr. Newman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Dr. Newman was employed relative to the total number of days in the bonus earning period.

Walt Linscott

Upon termination of Mr. Linscott’s employment by us without cause or Mr. Linscott’s resignation for good reason, Mr. Linscott will be entitled to a severance benefit equal to (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments and (ii) an amount equal to Mr. Linscott’s cost of continued health insurance coverage for twelve months. In addition, if Mr. Linscott is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Linscott (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Linscott was employed relative to the total number of days in the bonus earning period.

If Mr. Linscott’s employment is terminated by us without cause or by Mr. Linscott for good reason during the one year period immediately following a change in control or six months before a change in control, then Mr. Linscott will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date plus his annual target bonus, payable in bi-monthly installments, (ii) an amount equal to Mr. Linscott’s cost of continued health insurance coverage for eighteen months the current year bonus at the target level, which shall be paid within 30 days of termination, (iii) the current year bonus at the target level at a prorated basis, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Mr. Linscott’s termination of employment.

In the event that Mr. Linscott’s employment terminates by reason of his death or disability, and Mr. Linscott is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Linscott (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Linscott was employed relative to the total number of days in the bonus earning period.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our board during the year ended December 31, 2021, other than Mr. Meckler, our Chief Executive Officer and SDr. Newman, our Chief Scientist Officer, who did not receive additional compensation for their services as directors and whose compensation is set forth in the Summary Compensation Table found elsewhere in this Item 11.

Name	Fees earned ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dr. John W. Kozarich (2)	47,555	-	-	-	-	-	47,555
Roger J. Pomerantz (3)	101,875	-	129,830	-	-	-	231,705
Hila Karah (3)	67,454	-	51,327	-	-	-	118,781
Anthony J. Maddaluna (3)	62,667	-	51,327	-	-	-	113,994
William B. Hayes (3)	67,500	-	51,327	-	-	-	118,827
Brian O’Callaghan (4)	27,292		52,853	-	-	-	80,145
Hoonmo Lee (5)	18,667		-	-	-	-	18,667
Mark Gilbert (6)	4,167		7,069	-	-	-	11,236

(1)	Represents the grant date fair value of each stock option granted to our directors during the fiscal year ended December 31, 2021, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction.
(2)	Compensation amounts relate to compensation as a director of Intec Israel. Upon completion of the Domestication Merger, such person was not appointed a director of Indaptus.
(3)	Compensation amounts include compensation as a director of Intec Israel prior to the Domestication Merger. Upon completion of the Domestication Merger, such person was appointed a director of Indaptus.
(4)	Mr. O’Callaghan was appointed as a director following completion of the Merger on August 3, 2021. Prior to completion of the Merger, Mr. O’Callaghan served as a director of Decoy. Compensation amounts include compensation as a director of Decoy prior to the Merger.
(5)	Mr. Lee was appointed as a director following completion of the Merger on August 3, 2021 and resigned on November 29, 2021. Prior to completion of the Merger, Mr. Lee served as a director of Decoy. Compensation amounts include compensation as a director of Decoy prior to the Merger.
(6)	Mr. Gilbert was appointed as a director on November 29, 2021.

Following the closing of the Merger, we adopted a director compensation policy. Pursuant to the policy, the annual retainer for non-employee directors is $50,000 and the annual retainer for the chair of the board of directors is $100,000. Annual retainers for committee membership are as follows:

Audit committee chairperson	$15,000
Audit committee member	$7,500
Compensation committee chairperson	$10,000
Compensation committee member	$6,000
Nominating committee chairperson	$8,000
Nominating committee member	$5,000

These fees are payable in advance in four equal quarterly installments on the first day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the board of directors and any committee of the board of directors on which they serve and in connection with other business related to the board of directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses authorized by the board of directors or a committee that are incurred in connection with attending conferences or meetings with management in accordance with a travel policy, as may be in effect from time to time.

In addition, each non-employee director (other than the board chair) was granted initial stock options for such number of shares of our common stock equal to a Black-Scholes up to a value of $165,000 on August 4, 2021, as determined by our Compensation Committee. On the date of each board meeting coincident with or immediately following the annual meeting, beginning with the annual meeting of stockholders for 2022, each non-employee director (other than the board chair) will be entitled to a grant of stock options for such number of shares of our common stock equal to a Black-Scholes value of $75,000 on the grant date, as determined by our Compensation Committee. The stock options shall vest in full on the first anniversary of the grant date, subject to continued service on the board and the options shall also vest in full immediately upon a change of control.

In addition, Dr. Roger J. Pomerantz as the board chair, was granted initial stock options with a grant date value of $600,000 on August 4, 2021 based on the Black-Scholes value as determined by our Compensation Committee and is entitled to stock options with a grant date value of up to $600,000 based on the Black-Scholes value as determined by our Compensation Committee on the date of each board meeting coincident with or immediately following the annual meeting of stockholders for both calendar year 2022 and 2023, provided he is then serving as board chair. These options shall vest one-third on the first, second and third anniversary of the grant date provided Dr. Pomerantz is then serving as Board chair.

Equity Compensation Plans

The following table gives information as of December 31, 2021 about shares of our common stock that may be issued upon the exercise of options under the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan, or the 2021 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders (2)	1,174,660	$17.10	564,949
Equity compensation plans not approved by security holders	-	-	-

(1)	The weighted average remaining term for the expiration of stock options under the 2021 Plan is 9.1 years.

(2)	Our 2021 Plan has an evergreen provision that allows for an annual increase beginning on January 1, 2022 and ending on and including January 1, 2024, equal to the lesser of (A) 3% of the aggregate number of shares of our shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our shares as of March 16, 2022, unless indicated below, by:

●	each person or entity known by us to beneficially own 5% or more of our outstanding common stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after March 16, 2022 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

The percentage of shares beneficially owned is based on 8,258,597 shares of our common stock outstanding as of March 16, 2022.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage (%)
Persons or entities holding 5% or more our outstanding common stock
TY Bio Investment, Inc.	694,522	(1)	8.4%
Glen R. Anderson	738,092	(2)	8.9%

Executive officers and directors
Jeffrey A. Meckler	26,523	(3)	*
Nir Sassi	33,249	(4)	*
Michael J. Newman, Ph.D.	1,368,356	(5)	16.6%
Walt A. Linscott, Esq.	7,088	(6)	*
Boyan Litchev, M.D.	-		-
Hila Karah	1,052	(7)	*
Anthony J. Maddaluna	1,441	(8)	*
William B. Hayes	771	(9)	*
Dr. Roger J. Pomerantz	771	(10)	*
Brian O’Callaghan	20,926	(11)	*
Mark Gilbert
All executive officers and directors as a group (11 persons)	2,892,791	(12)	35%

*	Less than 1%

(1)	Based solely upon a Schedule 13D/A filed on October 26, 2021, the 694,522 shares are held by TY Bio Investment, Inc., or TY Bio, in which Hoonmo Lee is one of three directors, as well as the Chief Financial Officer and Secretary of TY Bio and has shared voting and dispositive power. Mr. Lee is a former director of ours.

(2)	Based solely upon a Schedule 13D/A filed on November 17, 2021, 624,174 shares are held by the Anderson Family Trust U/A DTD 01/07/2018 in which Glen R. Anderson is a trustee of the Anderson Family Trust and shares voting and dispositive control with his spouse, and 113,918 shares are held by Mr. Anderson in his IRA accounts over which he has sole voting and dispositive power.

(3)	Consists of (i) 14,460 shares of common stock, and (ii) 12,063 shares of common stock issuable upon exercise of outstanding options, of which 443 will vest within 60 days of March 16, 2022.

(4)	Consists of 33,249 shares of common stock issuable upon exercise of outstanding options of which 8,750 will vest within 60 days of March 16, 2022.

(5)	Consists of (i) 1,341,524 shares of common stock held by the Michael J. Newman Trust, dated January 21, 2008, Michael J. Newman, Trustee; and (ii) 26,832 shares of common stock held by Janet Lee Harris, Trustee of the Janet Harris Living Trust, executed on March 25, 2009. Ms. Harris is the spouse of Dr. Newman, and as such, Dr. Newman is deemed to beneficially own such shares.

(6)	Consists of 7,088 shares of common stock issuable upon exercise of outstanding options of which 93 will vest within 60 days of March 16, 2022.

(7)	Consists of 1,052 shares of common stock issuable upon exercise of outstanding options, of which 17 will vest within 60 days of March 16, 2022.

(8)	Consists of (i) 670 shares of common stock, and (ii) 771 shares of common stock issuable upon exercise of outstanding options, of which 17 will vest within 60 days of March 16, 2022.

(9)	Consists of 771 shares of common stock issuable upon exercise of outstanding options, of which 17 will vest within 60 days of March 16, 2022.

(10)	Consists of 771 shares of common stock issuable upon exercise of outstanding options, of which 17 will vest within 60 days of March 16, 2022.

(11)	Consists of 20,926 shares of common stock issuable upon exercise of outstanding options.

(12)	Consists of (i) 2,816,100 shares of common stock, and (ii) 76,691 shares of common stock issuable upon exercise of outstanding options, of which 9,337 will vest within 60 days of days of March 16, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Other than the compensation agreements and other arrangements described under “Item 11. Executive Compensation” and the transactions described below, since January 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2020 and 2021) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Employment Agreements

We have entered into written employment agreements with each of our executive officers. These agreements provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Options

Since our inception we have granted options to purchase our ordinary shares to our officers and certain of our directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

Our charter permits us to exculpate, indemnify and insure our directors and officeholders to the fullest extent permitted by law. We have obtained directors’ and officers’ insurance for each of our officers and directors and have entered into indemnification agreements with all of our current officers and directors.

We have entered into indemnification and exculpation agreements with each of our current office holders and directors exculpating them to the fullest extent permitted by the law and our charter and undertaking to indemnify them to the fullest extent permitted by the law and our articles of association.

We also maintain an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance; Director Independence” above for a discussion regarding the independence of the members of our board of directors.

Item 14. Principal Accounting Fees and Services.

Following the completion of the Merger, on August 12, 2021, Haskell & White LLP, or H&W, an independent registered public accounting firm, was engaged to serve served as our independent public accountants for the fiscal year ended December 31, 2021 for which audited consolidated financial statements appear in this Annual Report. H&W served as Decoy’s independent public accounting firm prior to the Merger. Prior to August 12, 2021, Kesselman & Kesselman, Certified Public Accountant (Isr.), a member firm of PricewaterhouseCoopers International Limited, or PWC served as our independent public accountant and was the independent public accountant of Intec Israel prior to the Merger.

The following table presents the aggregate fees for professional services rendered by H&W and PWC in 2021 and 2020. Amounts prior to August 12, 2021 include professional services rendered by H&W to Decoy and PWC to Intec Israel.

	2020	2021
	(US$ in thousands)	(US$ in thousands)
Audit Fees (1)	295	459
Audit-Related fees (2)	-	50
Tax Fees (3)	-	-
All Other Fees	-	-
Total	295	509

(1)	Audit fees consists of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide and includes audit and interim review services.
(2)	Audit-related fees would be assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under item (1).
(3)	Tax fees related to tax compliance, planning and advice.

Pre-Approval Policies and Procedures

Our audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee has authorized all auditing and non-auditing services provided by Haskell & White LLP and Kesselman & Kesselman during 2020 and 2021 and the fees paid for such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) The financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

(2) The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) The exhibits listed in the following Exhibit Index are filed, furnished or incorporated by reference as part of this Annual Report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

Item 16. Form 10-K Summary

Not Applicable.

Exhibit Index

Exhibit No.	Exhibit Description
2.1++	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc, Domestication Merger Sub, Ltd., and Decoy Biosystems, Inc. Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc, Domestication Merger Sub, Ltd., and Decoy Biosystems, Inc., (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on March 15, 2021)

2.2	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc. and Domestication Merger Sub, Ltd. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on April 30, 2021)

3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intec Parent, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to Indaptus’ Report on Form 8-K filed with the SEC on August 6, 2021)

4.1*	Description of Securities Registered under Section 12

10.1+	Intec Parent, Inc. 2021 Incentive Plan, now named the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Annex E of the Company’s Form S-4 Amendment No. 1 filed with the SEC on May 12, 2021)

10.2+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.3+	Employment Agreement between Jeffrey Meckler and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.4+	Employment Agreement between Michael J. Newman, Ph.D. and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.5+	Employment Agreement between Walt Linscott and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)

10.6+*	Employment Agreement between Nir Sassi and Indaptus Therapeutics, Inc., effective as of January 1, 2022

10.7+*	Employment Agreement with Boyan Litchev and Indaptus Therapeutics, Inc., effective as of January 31, 2022

10.8	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to Intec Israel’s Report on Form 8-K filed with the SEC on May 6, 2020)

10.9	Form of Securities Purchase Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.1 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)

10.10	Form of Warrant (incorporated herein by reference to Exhibit 10.3 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)

10.11	Form of Registration Rights Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.4 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)

10.12	Engagement Letter, dated July 12, 2021, between Intec Pharma Ltd. and H.C. Wainwright & Co. (incorporated herein by reference to Exhibit 10.5 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)

21.1*	List of Subsidiaries

23.1*	Consent of Haskell & White LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith
#	Furnished herewith
+	Indicates management contract or compensatory plan.
++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Certain agreements filed as exhibits to this Annual Report contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and that may not be reflected in such agreements. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: March 21, 2022	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeffrey Meckler and Nir Sassi, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Director	March 21, 2022
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 21, 2022
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Michal J. Newman, Ph.D.	Chief Scientific Officer and Director	March 21, 2022
Michael J. Newman, Ph.D.

/s/ Dr. Roger J. Pomerantz	Chairman of the Board of Directors	March 21, 2022
Dr. Roger J. Pomerantz

/s/ Hila Karah	Director	March 21, 2022
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 21, 2022
Anthony J. Maddaluna

/s/ Brian O’Callaghan	Director	March 21, 2022
Brian O’Callaghan

/s/ Mark J. Gilbert	Director	March 21, 2022
Mark J. Gilbert

/s/ William B. Hayes	Director	March 21, 2022
William B. Hayes

