Form 10-Q
period 2022-03-31
Indaptus Therapeutics, Inc.
filed 2022-05-12
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s ordinary shares outstanding as of May 10, 2022: 8,258,597.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,216,311	$39,132,165
Marketable securities	2,961,460	-
Assets held for sale	-	148,400
Prepaid expenses and other current assets	741,945	1,106,653

Total current assets	36,919,716	40,387,218

Non-current assets:
Property and equipment, net	3,266	3,800
Right-of-use asset	147,102	169,088
Other assets	16,477	16,477

Total non-current assets	166,845	189,365

Total assets	$37,086,561	$40,576,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,582,472	$4,507,676
Operating lease liability, current portion	97,185	96,465

Total current liabilities	3,679,657	4,604,141

Non-current liabilities:
Operating lease liability, net of current portion	50,516	72,862

Total non-current liabilities	50,516	72,862

Total liabilities	3,730,173	4,677,003

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 8,258,597 shares issued and outstanding as of March 31, 2022 and December 31, 2021	82,586	82,586
Additional paid in capital	52,319,064	51,487,881
Accumulated deficit	(19,036,041)	(15,670,887)
Accumulated other comprehensive loss	(9,221)	-

Total stockholders’ equity	33,356,388	35,899,580

Total liabilities and stockholders’ equity	$37,086,561	$40,576,583

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,297,098	$489,721
General and administrative	2,104,975	124,254

Total operating expenses	3,402,073	613,975

Loss from operations	(3,402,073)	(613,975)

Other income, net	36,919	1,554

Net loss	$(3,365,154)	$(612,421)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.41)	$(0.31)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	1,944,672
Net loss	$(3,365,154)	$(612,421)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(9,221)	-
Comprehensive loss	$(3,374,375)	$(612,421)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Series Seed Preferred		Common stock		Additional paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Loss	Total

Balance, January 1, 2021	835,928	$8,359	1,944,672	$19,447	$7,693,994	$(7,959,501)	$-	$(237,701)
Stock-based compensation	-	-	-	-	20,445	-	-	20,445
Net loss	-	-	-	-	-	(612,421)		(612,421)
Balance, March 31, 2021	835,928	8,359	1,944,672	19,447	7,714,439	(8,571,922)	-	(829,677)

Balance, January 1, 2022	-	-	8,258,597	$82,586	$51,487,881	$(15,670,887)	-	$35,899,580

Stock-based compensation	-	-	-	-	831,183	-	-	831,183
Other comprehensive loss							(9,221)	(9,221)
Net loss	-	-	-	-	-	(3,365,154)	-	(3,365,154)

Balance, March 31, 2022	-	$-	8,258,597	$82,586	$52,319,064	$(19,036,041)	$(9,221)	$33,356,388

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,365,154)	$(612,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	534	213
Stock-based compensation	831,183	20,445
Realized gain on assets held for sale	(24,155)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	364,708	(109,883)
Accounts payable and other current liabilities	(925,204)	481,050
Deferred transaction costs	-	(604,988)
Operating lease right-of-use asset and liability, net	360	-
Net cash used in operating activities	(3,117,728)	(825,584)

Cash flows from investing activities:
Proceeds received for assets held for sale	172,555	-
Purchase of marketable securities	(2,970,681)	-
Net cash used in investing activities	(2,798,126)	-

Cash flows from financing activities:
Proceeds from SAFEs, net	-	3,675,000
Net cash provided by financing activities	-	3,675,000

Net (decrease) increase in cash and cash equivalents	(5,915,854)	2,849,416

Cash and cash equivalents at beginning of period	39,132,165	1,637,499

Cash and cash equivalents at end of period	$33,216,311	$4,486,915

Supplemental cash flow disclosures
Cash paid for income taxes	$-	$800
Cash received for interest earned on deposits	$1,318	$506

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to the unaudited condensed consolidated financial statements

NOTE 1: GENERAL

a.	Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries, Decoy Biosystems, Inc. and Intec Pharma Ltd., collectively (the “Company”), is a biotechnology company dedicated to enhancing and expanding curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for more than 90% of all cancer deaths. The Company is developing a novel, multi-targeted product that activates both innate and adaptive anti-tumor and anti-viral immune responses.

Indaptus Therapeutics, Inc. (“Indaptus”), formerly “Intec Parent Inc.”, was established and incorporated in Delaware on February 24, 2021, as a private Delaware corporation and wholly-owned subsidiary of Intec Pharma Ltd., (“Intec Israel”), a former publicly traded company.

b.	On August 3, 2021, Indaptus completed its merger with Decoy Biosystems, Inc., (“Decoy”), following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 15, 2021 among Indaptus, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Indaptus (“Domestication Merger Sub”), and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Indaptus (“the Merger Sub”), pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly-owned subsidiary of Indaptus (the “Merger”) and the business conducted by Decoy became the business conducted by Indaptus. Previously, on July 26, 2021, Intec Israel implemented a 1-for-4 reverse share split of its outstanding ordinary shares, options and warrants and proportionate adjustments were made to its exercise prices. In addition, on July 27, 2021, Intec Israel, Indaptus and the Domestication Merger Sub, completed the domestication merger pursuant to the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated April 27, 2021, whereby Domestication Merger Sub merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus.

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

The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in the past year. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of its product candidates and the conduct of future clinical trials. For example, the pandemic has caused our good manufacturing practice (GMP) process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of the Company’s technologies may be negatively affected.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of March 31, 2022, of $19.0 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. The Company believes it has adequate cash to fund its operations for at least one year after the date of issuance of these condensed consolidated financial statements.

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

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2022, the consolidated results of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2022, and 2021.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021, as filed in the 10-K on March 21, 2022. The condensed consolidated balance sheet data as of December 31, 2021, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2021, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022.

Principles of consolidation

The consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the three months ended March 31,
	2022	2021
Outstanding stock options	1,580,623	206,079
Warrants	3,090,787	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Marketable securities

The Company’s investment in marketable securities included U.S. treasury bonds that are classified as available-for-sale securities pursuant to Accounting Standards Codification (“ASC”) 320 “Investments — Debt Securities”. These investments are recorded at fair value with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, as a separate component of stockholders’ equity.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of March 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, marketable securities, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

NOTE 3: MARKETABLE SECURITIES

The Company’s investment in marketable securities included U.S. treasury bonds with maturities of less than one year. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses recorded in AOCI. These investments are categorized as Level 2.

As of March 31, 2022, the amount of the marketable securities is $2,961,460. As of December 31, 2021, the Company had no marketable securities.

The unrealized losses for the three-month period ended March 31, 2022 amounted to $9,221.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31,	December 31,
	2022	2021
Prepaid insurance	$543,986	$945,023
Prepaid research and development	78,353	127,643
Other receivables	-	21,056
Other prepaid expenses	119,606	12,931
Total prepaid expenses and other current assets	$741,945	$1,106,653

NOTE 5: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$2,834,683	$2,637,806
Accrued employee costs	276,285	1,371,136
Accrued professional fees	71,186	139,871
Accrued research and development	175,978	135,751
Accrued board fees	116,000	125,333
Delaware franchise taxes payable	50,000	-
Other accrued expenses	58,340	97,778
Total accounts payable and other current liabilities	$3,582,472	$4,507,676

NOTE 6: STOCK-BASED COMPENSATION

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

On January 26, 2022, Indaptus’ board of directors approved grant of options to purchase 289,200 shares of common stock to executives. The options are exercisable at $4.90 per share, vest over three years, and expire ten years after grant.

On February 1, 2022, Indaptus’ board of directors approved a grant of options to purchase 90,000 shares of common stock to a new employee. The options are exercisable at $4.97 per share, vest over three years, and expire ten years after grant.

On February 25, 2022, Indaptus’ board of directors approved a grant of options to purchase 60,000 shares of common stock to an executive. The options are exercisable at $4.18 per share, vest over three years, and expire ten years after grant.

A summary of the stock option activity during the three months ended March 31, 2022, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2022	1,174,600	$17.10	9.1	$241,103
Granted	439,200	$4.82	9.8	$-
Exercised	-	$-	-	$-
Forfeited and cancelled	(33,237)	$11.46	9.3	$-
Outstanding as of March 31, 2022	1,580,623	$13.80	9.2	$96,870
Exercisable as of March 31, 2022	127,749	$81.20	6.3	$96,870
Vested and expected to vest March 31, 2022	1,580,623	$13.80	9.2	$96,870

The Company recognized stock-based compensation expense of $831,183 and $20,445 during the three months ended March 31, 2022 and 2021, respectively. The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended March 31,
	2022	2021
Research and development	$170,163	$8,189
General and administrative	661,020	12,256
Total stock-based compensation expense	$831,183	$20,445

As of March 31, 2022, total compensation cost not yet recognized related to unvested stock options was approximately $6.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the three months ended March 31, 2022 are presented in the table below. The weighted average fair value of stock options issued during the three months ended March 31, 2022 was $3.89 per share.

2022
Stock price	$4.82
Exercise price	$4.82
Expected term (in years)	5.9
Volatility	105.5%
Risk free rate	1.7%
Dividend yield	0.0%

The following table presents the exercise price of outstanding stock options as of March 31, 2022:

Exercise price	Options outstanding
$0.01 - $8.00	539,925
$8.01 - $16.00	1,006,000
$16.00 or higher	34,698
Total	1,580,623

NOTE 7: CAPITALIZATION

a.	As of March 31, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock authorized and 8,258,597 shares of common stock issued and outstanding.

b.	As of March 31, 2022 and December 31, 2021, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of March 31, 2022, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 4.7 years.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

Leases

On October 1, 2021, the Company entered into a noncancelable two-year operating lease agreement for approximately 2,000 square feet of office space in San Diego, California. The base rent is $7,999 per month with an increase of 3% after the first anniversary of the lease term commencement, which was November 1, 2021. The lease liability is measured at a discount rate of 7%.

Future minimum annual lease payments under the Company’s noncancelable operating lease as of March 31, 2022 are as follows:

2022	$72,469
2023	82,387
Total minimum lease payments	154,856
Less: amount representing interest	(7,155)
Present value of operating lease liability	147,701
Less: current portion	(97,185)
Operating lease liability, net of current portion	$50,516

The Company recognized rent expense of $26,542 and $6,365 during the three months ended March 31, 2022 and 2021, respectively. Total cash payments for the operating lease totaled $26,182 and $6,365 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2022, the date of these consolidated financial statements, through May 12, 2022, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the three-month period ended March 31, 2022. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2022, including the consolidated annual financial statements as of December 31, 2021 and their accompanying notes included therein. We have prepared our condensed consolidated interim financial statements in accordance with U.S. GAAP and Article 10 of SEC Regulation S-X.

This Quarterly Report on Form 10-Q of Indaptus Therapeutics, Inc. contains forward-looking statements about our expectations, beliefs and intentions. Forward-looking statements can be identified by the use of forward-looking words such as “believe”, “expect”, “intend”, “plan”, “may”, “should”, “could”, “might”, “seek”, “target”, “will”, “project”, “forecast”, “continue” or “anticipate” or their negatives or variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical matters. These forward-looking statements are based on assumptions and assessments made in light of management’s experience and perception of historical trends, current conditions, expected future developments and other factors believed to be appropriate. Forward-looking statements in Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no duty to update or revise any such statements, whether as a result of new information, future events or otherwise. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, many of which are outside of our control. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the following: our plans to develop and potentially commercialize our technology, the timing and cost of our planned investigational new drug application and any clinical trials, the completion and receiving favorable results in any clinical trials, our ability to obtain and maintain regulatory approval of any product candidate, our ability to protect and maintain our intellectual property and licensing arrangements, our ability to develop, manufacture and commercialize our product candidates, the risk of product liability claims, the availability of reimbursement, the influence of extensive and costly government regulation, expenses capital requirements and the need for additional financing following the recently completed merger. More detailed information about the risks and uncertainties affecting us is contained under the heading “Risk Factors” included in our most recent Annual Report on Form 10-K filed with the SEC on March 21, 2022, and in other filings that we have made and may make with the Securities and Exchange Commission in the future.

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

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad applicability across multiple indications. Our product candidates are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology produces single agent activity and/or combination therapy-based durable responses of lymphoma, hepatocellular, colorectal and pancreatic tumors and has also produced significant single agent activity against chronic hepatitis B virus (HBV) and chronic human immunodeficiency virus (HIV) infections in pre-clinical models. We have recently filed an Investigational New Drug, or an IND, application with the U.S. Food and Drug Administration and plan to commence a Phase 1 clinical trial in the second half of 2022 targeting solid tumors, after the IND application becomes effective. Target indications include, but not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma.

Decoy Merger

On August 3, 2021, we completed our merger with Decoy following the satisfaction or waiver of the conditions set forth in the Merger Agreement, dated as of March 15, 2021 among the Company, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of the Company, or Domestication Merger Sub, and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of the Company, or Merger Sub, pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of the Company, or the Merger, and the business conducted by Decoy became the business conducted by the combined company.

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

Winding Down of Accordion Pill Business

In connection with the completion of the Merger, on August 4, 2021, our board of directors determined to wind down the Accordion Pill business of Intec Israel which was completed as of the date of issuance of these consolidated financial statements.

In connection with the winding down, we laid off all our employees and we terminated our contracts with counterparties, including the termination of the Process Development Agreement between Intec Israel and LTS Lohmann Therapie Systeme AG, and the termination of the unprotected lease agreement between Intec Israel and its landlord for the lease of offices located in Jerusalem, Israel.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following tables sets forth our results of operations for the three months ended March 31, 2022 and 2021 and the relative dollar and percentage change between the two quarters.

	Three months ended		Change
	March 31,		(2022 to 2021)
	2022	2021	($)%
Operating expenses:
Research and development	$1,297,098	$489,721	$807,377	165%
General and administrative	2,104,975	124,254	1,980,721	1,594%

Total operating expenses	3,402,073	613,975	2,788,098	454%

Loss from operations	(3,402,073)	(613,975)	(2,788,098)	454%

Other income, net	36,919	1,554	35,365	2,275%

Net loss	$(3,365,154)	$(612,421)	$(2,752,733)	450%
Net loss attributable to common stockholders per share, basic and diluted	$(0.41)	$(0.31)	$(0.10)	32%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	1,944,672

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2022 amounted to approximately $1.3 million, an increase of approximately $800,000, or approximately 165%, compared to approximately $500,000 for the three months ended March 31, 2021. This increase was attributable primarily to (i) an increase of approximately $500,000 for payroll and related expenses including approximately $160,000 of stock-based compensation, and (ii) an increase of approximately $300,000 for the phase 1 clinical trial preparation and the preparation of the IND that was recently filed. We expect our research and development expenses to increase substantially for the reminder of the year as we plan to commence a Phase 1 clinical trial after the IND application becomes effective.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2022 amounted to approximately $2.1 million, an increase of approximately $2.0 million, or approximately 1,594%, compared to approximately $0.1 million for the three months ended March 31, 2021. This increase was attributable primarily to (i) an increase of approximately $1.1 million for payroll and related expenses, including approximately $650,000 of stock-based compensation, resulting from increased headcount of our executive team following the Merger and (ii) approximately $750,000 increase in directors and officers’ insurance policy and professional fees associated with being a public company following the Merger. We expect our general and administrative expenses to increase for the reminder of the year as we continue to support our research and development activities.

Other Income, net

Other income, net, increased in the three months ended March 31, 2022 compared to the same period in 2021 primarily as a result of proceeds received in excess of the estimated fair value of assets held for sale.

Liquidity and Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities. As of March 31, 2022, we had cash and cash equivalents and marketable securities of approximately $36.2 million. As of December 31, 2021, we had cash and cash equivalents of approximately $39.1 million.

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

Net cash used in operating activities was approximately $3.1 million for the three months ended March 31, 2022, compared with net cash used in operating activities of approximately $0.8 million for the for the three months ended March 31, 2021. This increase resulted primarily from an increase in general and administrative expenses and effects of the Merger and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $2.8 million for the three months ended March 31, 2022 which was primarily due to the purchase of marketable securities investments during that period. There was no net cash provided by or used in investing activities in the three months ended March 31, 2021.

There was no net cash provided by financing activities in the three months ended March 31, 2022. Net cash provided by financing activities was approximately $3.7 million for the three months ended March 31, 2021 following the issuance of a series of Simple Agreements for Future Equity (SAFEs) to accredited investors.

Current Outlook

Following the Private Placement that closed in August 2021, we believe that we have adequate cash to fund our ongoing activities for more than one year from the date of this Quarterly Report on Form 10-Q.

We are closely monitoring ongoing developments in connection with the COVID-19 pandemic. As of the date of issuance of these condensed consolidated financial statements, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in our annual financial statements for the year ended December 31, 2021, and their accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the three months ended March 31, 2022, we incurred approximately $1.1 million of research and development expenses. As of March 31, 2022, we recorded an accrued liability of $0.2 million for expenses incurred, but not yet invoiced, and a prepaid expense of $0.1 million for payments made that relate to future periods. Over or under estimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Indaptus Therapeutics, Inc.

Date: May 12, 2022	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

