Form 10-Q
period 2022-06-30
Indaptus Therapeutics, Inc.
filed 2022-08-08
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40652

Indaptus Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3158720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle 15th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 427-2727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	INDP	Nasdaq Capital Market

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

The number of shares of Registrant’s ordinary shares outstanding as of August 4, 2022: 8,258,597.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,258,812	$39,132,165
Marketable securities	18,753,081	-
Assets held for sale	-	148,400
Prepaid expenses and other current assets	260,884	1,106,653

Total current assets	33,272,777	40,387,218

Non-current assets:
Property and equipment, net	2,732	3,800
Right-of-use asset	124,853	169,088
Other assets	659,049	16,477

Total non-current assets	786,634	189,365

Total assets	$34,059,411	$40,576,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,526,034	$4,507,676
Operating lease liability, current portion	97,905	96,465

Total current liabilities	3,623,939	4,604,141

Non-current liabilities:
Operating lease liability, net of current portion	27,907	72,862

Total non-current liabilities	27,907	72,862

Total liabilities	3,651,846	4,677,003

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 8,258,597 shares issued and outstanding as of June 30, 2022 and December 31, 2021	82,586	82,586
Additional paid in capital	53,223,459	51,487,881
Accumulated deficit	(22,871,543)	(15,670,887)
Accumulated other comprehensive loss	(26,937)	-

Total stockholders’ equity	30,407,565	35,899,580

Total liabilities and stockholders’ equity	$34,059,411	$40,576,583

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,506,165	$391,118	$2,803,263	$880,839
General and administrative	2,363,095	137,527	4,468,070	261,782

Total operating expenses	3,869,260	528,645	7,271,333	1,142,621

Loss from operations	(3,869,260)	(528,645)	(7,271,333)	(1,142,621)

Other income, net	33,758	13,166	70,677	14,721

Net loss	$(3,835,502)	$(515,479)	$(7,200,656)	$(1,127,900)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.46)	$(0.27)	$(0.87)	$(0.58)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	1,944,672	8,258,597	1,944,672
Net loss	$(3,835,502)	$(515,479)	$(7,200,656)	$(1,127,900)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(17,716)	-	(26,937)	-
Comprehensive loss	$(3,853,218)	$(515,479)	$(7,227,593)	$(1,127,900)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Series Seed Preferred		Common stock		Additional paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Loss	Total

Balance, January 1, 2021	835,928	$8,359	1,944,672	$19,447	$7,693,994	$(7,959,501)	$-	$(237,701)
Stock-based compensation	-	-	-	-	20,445	-	-	20,445
Net loss	-	-	-	-	-	(612,421)	-	(612,421)
Balance, March 31, 2021	835,928	8,359	1,944,672	19,447	7,714,439	(8,571,922)	-	(829,677)
Stock-based compensation	-	-	-	-	20,673	-	-	20,673
Net loss	-	-	-	-	-	(515,479)	-	(515,479)
Balance, June 30, 2021	835,928	$8,359	1,944,672	$19,447	$7,735,112	$(9,087,401)	$-	$(1,324,483)

Balance, January 1, 2022	-	$-	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	-	-	831,183	-	-	831,183
Other comprehensive loss	-	-	-	-	-	-	(9,221)	(9,221)
Net loss	-	-	-	-	-	(3,365,154)	-	(3,365,154)

Balance, March 31, 2022	-	-	8,258,597	82,586	52,319,064	(19,036,041)	(9,221)	33,356,388
Stock-based compensation	-	-	-	-	904,395	-	-	904,395
Other comprehensive loss	-	-	-	-	-	-	(17,716)	(17,716)
Net loss	-	-	-	-	-	(3,835,502)	-	(3,835,502)
Balance June 30, 2022	-	$-	8,258,597	$82,586	$53,223,459	$(22,871,543)	$(26,937)	$30,407,565

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,200,656)	$(1,127,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,068	426
Stock-based compensation	1,735,578	41,118
Realized gain on assets held for sale	(24,155)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	845,769	(31,355)
Accounts payable and other current liabilities	(981,642)	(169,219)
Deferred transaction costs	-	(873,836)
Other assets	(642,572)	40,445
Operating lease right-of-use asset and liability, net	720	-
Net cash used in operating activities	(6,265,890)	(2,120,321)

Cash flows from investing activities:
Proceeds received for assets held for sale	172,555	-
Purchases of property and equipment	-	(2,200)
Purchase of marketable securities	(18,780,018)	-
Net cash used in investing activities	(18,607,463)	(2,200)

Cash flows from financing activities:
Advances received from potential merger counterparty	-	450,000
Proceeds from SAFEs, net	-	5,000,000
Net cash provided by financing activities	-	5,450,000

Net (decrease) increase in cash and cash equivalents	(24,873,353)	3,327,479

Cash and cash equivalents at beginning of period	39,132,165	1,637,499

Cash and cash equivalents at end of period	$14,258,812	$4,964,978

Supplemental cash flow disclosures
Cash paid for income taxes	$2,400	$800
Cash received for interest earned on deposits	$-	$2,362

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

The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in the past year. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of its product candidates and the conduct of future clinical trials. For example, the pandemic has caused our good manufacturing practice (“GMP”) process to take longer than expected. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact its short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of the Company’s technologies may be negatively affected.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of June 30, 2022 of $22.9 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. The Company believes it has adequate cash to fund its operations for at least one year after the date of issuance of these unaudited condensed consolidated financial statements.

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

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2022, the consolidated results of operations and changes in stockholders’ equity for the three and six-month periods ended June 30, 2022, and 2021 and cash flows for the six-month periods ended June 30, 2022, and 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021, as filed in the 10-K on March 21, 2022. The condensed consolidated balance sheet data as of December 31, 2021, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2021, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the six-month period ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options, warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the three and six month periods ended June 30,
	2022	2021
Outstanding stock options	1,605,623	206,079
Warrants	3,090,787	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Marketable securities

The Company’s investment in marketable securities includes U.S. treasury bonds that are classified as available-for-sale securities pursuant to Accounting Standards Codification (“ASC”) 320 “Investments — Debt Securities”. These investments are recorded at fair value with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, as a separate component of stockholders’ equity.

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

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials and professional services. All costs associated with research and development are expensed as incurred.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of June 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, marketable securities, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

NOTE 3: MARKETABLE SECURITIES

The Company’s investment in marketable securities included U.S. treasury bonds with maturities of less than one year. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses recorded in AOCI. These investments are categorized as Level 2.

As of June 30, 2022, the fair value of the marketable securities is $18,753,081. As of December 31, 2021, the Company had no marketable securities.

The unrealized losses for the three and six-month periods ended June 30, 2022 amounted to $17,716 and $26,937 respectively.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30,	December 31,
	2022	2021
Prepaid insurance	$142,588	$945,023
Prepaid research and development	69,226	127,643
Other receivables	-	21,056
Other prepaid expenses	49,070	12,931
Total prepaid expenses and other current assets	$260,884	$1,106,653

NOTE 5: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$2,432,739	$2,637,806
Accrued employee costs	505,973	1,371,136
Accrued professional fees	200,128	139,871
Accrued research and development	169,308	135,751
Accrued board fees	116,000	125,333
Delaware franchise taxes payable	64,465	-
Other accrued expenses	37,421	97,779
Total accounts payable and other current liabilities	$3,526,034	$4,507,676

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

On January 26, 2022, Indaptus’ board of directors approved a grant of options to purchase 289,200 shares of common stock to executives. The options are exercisable at $4.90 per share, vest over three years, and expire ten years after grant.

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

On June 21, 2022, Indaptus’ board of directors approved a grant of options to purchase 25,000 shares of common stock to an employee. The options are exercisable at $2.06 per share, vest over four years, and expire ten years after grant.

A summary of the stock option activity during the six months ended June 30, 2022, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2022	1,174,660	$17.10	9.1	$241,103
Granted	464,200	$4.67	9.6	$-
Exercised	-	$-	-	$-
Forfeited and cancelled	(33,237)	$11.46	-	$-
Outstanding as of June 30, 2022	1,605,623	$13.62	8.9	$13,750
Exercisable as of June 30, 2022	137,797	$77.01	5.7	$-
Vested and expected to vest June 30, 2022	1,605,623	$13.62	8.9	$13,750

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Research and development	$214,254	$8,280	$384,690	$16,470
General and administrative	690,141	12,393	1,350,888	24,648
Total stock-based compensation expense	$904,395	$20,673	$1,735,578	$41,118

As of June 30, 2022, total compensation cost not yet recognized related to unvested stock options was approximately $5.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the six months ended June 30, 2022 are presented in the table below. The weighted average fair value of stock options issued during the six months ended June 30, 2022 was $3.78 per share.

2022
Stock price	$4.67
Exercise price	$4.67
Expected term (in years)	5.9
Volatility	105.8%
Risk free rate	1.8%
Dividend yield	0.0%

The following table presents the exercise price of outstanding stock options as of June 30, 2022:

Options outstanding
Exercise price
$0.01 - $8.00	564,925
$8.01 - $16.00	1,006,000
$16.01 or higher	34,698
Total	1,605,623

NOTE 7: CAPITALIZATION

a.	As of June 30, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock authorized and 8,258,597 shares of common stock issued and outstanding.

b.	As of June 30, 2022 and December 31, 2021, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of June 30, 2022, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 4.5 years.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

On July 13, 2022, LTS Lohmann Therapie-System AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce, naming as respondent the Company’s subsidiary Intec Israel. The Request alleges that it is entitled to payment of Euro 2 million for reimbursement under a process development agreement following the Company’s discontinuation of the Accordion Pill business. As of June 30, 2022, the Company accrued Euro 2 million (approximately $2.1 million) with respect to its potential obligation to LTS.

From time to time, the Company could become involved in additional disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Leases

On October 1, 2021, the Company entered into a noncancelable two-year operating lease agreement for approximately 2,000 square feet of office space in San Diego, California. The base rent is $7,999 per month with an increase of 3% after the first anniversary of the lease term commencement, which was November 1, 2021. The lease liability is measured at a discount rate of 7%.

Future minimum annual lease payments under the Company’s noncancelable operating lease as of June 30, 2022 are as follows:

2022	$48,472
2023	82,388
Total minimum lease payments	130,860
Less: amount representing interest	(5,048)
Present value of operating lease liability	125,812
Less: current portion	(97,905)
Operating lease liability, net of current portion	$27,907

The Company recognized rent expense of $48,712 and $12,730 during the six months ended June 30, 2022 and 2021, respectively. The Company recognized rent expense of $24,356 and $6,365 during the three months ended June 30, 2022 and 2021, respectively. Total cash payments for the operating lease totaled $47,993 and $12,730 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2022, the date of these unaudited condensed consolidated financial statements, through August 8, 2022, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the period ended June 30, 2022. Except for the matter disclosed in Note 8 the Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad applicability across multiple indications. Our product candidates are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology produces single agent activity and/or combination therapy-based durable responses of lymphoma, hepatocellular, colorectal and pancreatic tumors and has also produced significant single agent activity against chronic hepatitis B virus (HBV) and chronic human immunodeficiency virus (HIV) infections in pre-clinical models. In May 2022, the U.S. Food and Drug Administration cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed and plan to commence a Phase 1 clinical trial in the second half of 2022 targeting solid tumors. Target indications include, but not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma.

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

In connection with the winding down, we laid off all our employees and we terminated our contracts with counterparties, including the termination of the process development agreement between Intec Israel and LTS Lohmann Therapie Systeme AG (LTS), and the termination of the unprotected lease agreement between Intec Israel and its landlord for the lease of offices located in Jerusalem, Israel.

Private Placement

In connection with the Merger, on July 23, 2021, or the Signing Date, we entered into a securities purchase agreement, or the Purchase Agreement, with a certain institutional investor pursuant to which we agreed to sell and issue, in a private placement, or the Private Placement, a pre-funded warrant to purchase up to 2,727,273 shares of our common stock, or the Pre-funded Warrant, and a warrant to purchase up to 2,727,273 of our common stock, or the Warrant, at a purchase price of $10.99 per Pre-funded Warrant and associated Warrant, for aggregate gross proceeds to us of approximately $30.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Warrant has a term of five and one-half years, is exercisable immediately following the issuance date and has an exercise price of $11.00 per share, subject to adjustment as set forth therein.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The following tables sets forth our results of operations for the three months ended June 30, 2022 and 2021 and the relative dollar and percentage change between the two quarters.

	Three months ended		Change
	June 30,		(2022 to 2021)
	2022	2021	($)
Operating expenses:
Research and development	$1,506,165	$391,118	$1,115,047
General and administrative	2,363,095	137,527	2,225,568

Total operating expenses	3,869,260	528,645	3,340,615

Loss from operations	(3,869,260)	(528,645)	(3,340,615)

Other income, net	33,758	13,166	20,592

Net loss	$(3,835,502)	$(515,479)	$3,320,023
Net loss attributable to common stockholders per share, basic and diluted	$(0.46)	$(0.27)	$(0.19)
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	1,944,672

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2022 amounted to approximately $1.5 million, an increase of approximately $1.1 million compared to approximately $390,000 for the three months ended June 30, 2021. This increase was attributable primarily to (i) an increase of approximately $520,000 for payroll and related expenses including approximately $210,000 of stock-based compensation, and (ii) an increase of approximately $570,000 for the preparation of the Phase 1 clinical trial and IND submission. We expect our research and development expenses to increase substantially for the remainder of the year as we plan to commence a Phase 1 clinical trial.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2022 amounted to approximately $2.4 million, an increase of approximately $2.2 million compared to approximately $138,000 for the three months ended June 30, 2021. This increase was attributable primarily to (i) an increase of approximately $1.2 million for payroll and related expenses, including approximately $700,000 of stock-based compensation, resulting from increased headcount of our executive team following the Merger and (ii) an approximately $900,000 increase in directors and officers’ insurance policy, professional fees and other expenses associated with being a public company following the Merger. We expect our general and administrative expenses to increase for the reminder of the year as we continue to support our increasing research and development activities.

Other Income, net

Other income, net, increased in the three months ended June 30, 2022 compared to the same period in 2021 primarily as a result of interest earned on deposits.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following tables sets forth our results of operations for the six months ended June 30, 2022 and 2021 and the relative dollar and percentage change between the two quarters.

	Six months ended		Change
	June 30,		(2022 to 2021)
	2022	2021	($)
Operating expenses:
Research and development	$2,803,263	$880,839	$1,922,424
General and administrative	4,468,070	261,782	4,206,288

Total operating expenses	7,271,333	1,142,621	6,128,712

Loss from operations	(7,271,333)	(1,142,621)	(6,128,712)

Other income, net	70,677	14,721	55,956

Net loss	$(7,200,656)	$(1,127,900)	$(6,072,756)
Net loss attributable to common stockholders per share, basic and diluted	$(0.87)	$(0.58)	$(0.29)
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	1,944,672

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2022 amounted to approximately $2.8 million, an increase of approximately $1.9 million compared to approximately $900,000 for the six months ended June 30, 2021. This increase was attributable primarily to (i) an increase of approximately $1 million for payroll and related expenses including approximately $370,000 of stock-based compensation, and (ii) an increase of approximately $900,000 for the preparation of the Phase 1 clinical trial and IND submission. We expect our research and development expenses to increase substantially for the remainder of the year as we plan to commence a Phase 1 clinical trial.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2022 amounted to approximately $4.5 million, an increase of approximately $4.2 million compared to approximately $260,000 for the six months ended June 30, 2021. This increase was attributable primarily to (i) an increase of approximately $2.3 million for payroll and related expenses, including approximately $1.3 million of stock-based compensation, resulting from increased headcount of our executive team following the Merger and (ii) an approximately $1.7 million increase in directors and officers’ insurance policy, professional fees and other expenses associated with being a public company following the Merger. We expect our general and administrative expenses to increase for the reminder of the year as we continue to support our increasing research and development activities.

Other Income, net

Other income, net, increased in the six months ended June 30, 2022 compared to the same period in 2021 primarily as a result of proceeds received in excess of the estimated fair value of assets held for sale and interest earned on deposits.

Liquidity and Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities. As of June 30, 2022, we had cash and cash equivalents and marketable securities of approximately $33.0 million. As of December 31, 2021, we had cash and cash equivalents of approximately $39.1 million.

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

Net cash used in operating activities was approximately $6.3 million for the six months ended June 30, 2022, compared with net cash used in operating activities of approximately $2.1 million for the for the six months ended June 30, 2021. This increase resulted primarily from an increase in our research and development expenses and general and administrative expenses.

Net cash used in investing activities was approximately $18.6 million for the six months ended June 30, 2022 which was primarily due to the purchase of marketable securities investments during that period. There was an immaterial amount in net cash used in investing activities in the six months ended June 30, 2021.

There was no net cash provided by financing activities in the six months ended June 30, 2022. Net cash provided by financing activities was approximately $5.5 million for the six months ended June 30, 2021 which was primarily due to the issuance of a series of Simple Agreements for Future Equity (SAFEs) to accredited investors.

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

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the three and six months ended June 30, 2022, we incurred approximately $1.5 million and $2.8 million, respectively, of research and development expenses. As of June 30, 2022, we recorded an accrued liability of approximately $0.2 million for expenses incurred, but not yet invoiced, and prepaid expenses and deposits of approximately $0.7 million for payments made that relate to future periods. Over or under estimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in addition lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, there are currently no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

On July 13, 2022, LTS filed a Request for Arbitration with the International Chamber of Commerce, naming as respondent the Company’s subsidiary Intec Israel. The Request alleges that it is entitled to payment of Euro 2 million for reimbursement under a process development agreement following our discontinuation of the Accordion Pill business. As of June 30, 2022, we accrued Euro 2 million (approximately $2.1 million) with respect to our potential obligation to LTS.

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

Indaptus Therapeutics, Inc.

Date: August 8, 2022	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

