Form 10-Q
period 2022-09-30
Indaptus Therapeutics, Inc.
filed 2022-11-10
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s ordinary shares outstanding as of November 9, 2022: 8,258,597.

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,718,213	$39,132,165
Marketable securities	21,742,040	-
Assets held for sale	-	148,400
Prepaid expenses and other current assets	1,133,392	1,106,653

Total current assets	29,593,645	40,387,218

Non-current assets:
Property and equipment, net	2,340	3,800
Right-of-use asset	102,254	169,088
Other assets	754,728	16,477

Total non-current assets	859,322	189,365

Total assets	$30,452,967	$40,576,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,782,084	$4,507,676
Operating lease liability, current portion	98,625	96,465

Total current liabilities	2,880,709	4,604,141

Non-current liabilities:
Operating lease liability, net of current portion	4,949	72,862

Total non-current liabilities	4,949	72,862

Total liabilities	2,885,658	4,677,003

Commitments and contingent liabilities (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 8,258,597 shares issued and outstanding as of September 30, 2022 and December 31, 2021	82,586	82,586
Additional paid in capital	53,807,500	51,487,881
Accumulated deficit	(26,337,908)	(15,670,887)
Accumulated other comprehensive income	15,131	-

Total stockholders’ equity	27,567,309	35,899,580

Total liabilities and stockholders’ equity	$30,452,967	$40,576,583

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,609,554	$697,674	$4,412,817	$1,578,512
General and administrative	1,942,995	2,670,317	6,411,066	2,932,100

Total operating expenses	3,552,549	3,367,991	10,823,883	4,510,612

Loss from operations	(3,552,549)	(3,367,991)	(10,823,883)	(4,510,612)

Other income, net	86,184	827	156,862	15,548

Net loss	$(3,466,365)	$(3,367,164)	$(10,667,021)	$(4,495,064)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.42)	$(0.81)	$(1.29)	$(1.67)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	4,180,744	8,258,597	2,692,770
Net loss	$(3,466,365)	$(3,367,164)	$(10,667,021)	$(4,495,064)
Other comprehensive income:
Reclassification adjustment for realized gain on available for sale securities included in net loss	(7,836)	-	(7,836)	-
Unrealized gain on available-for-sale securities	49,904	-	22,967	-
Comprehensive loss	$(3,424,297)	$(3,367,164)	$(10,651,890)	$(4,495,064)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Series Seed Preferred		Common stock		Additional paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Income (Loss)	Total

Balance, January 1, 2021	835,928	$8,359	1,944,672	$19,447	$7,693,994	$(7,959,501)	$-	$(237,701)
Stock-based compensation	-	-	-	-	20,445	-	-	20,445
Net loss	-	-	-	-	-	(612,421)	-	(612,421)
Balance, March 31, 2021	835,928	8,359	1,944,672	19,447	7,714,439	(8,571,922)	-	(829,677)
Stock-based compensation	-	-	-	-	20,673	-	-	20,673
Net loss	-	-	-	-	-	(515,479)	-	(515,479)
Balance, June 30, 2021	835,928	8,359	1,944,672	19,447	7,735,112	(9,087,401)	-	(1,324,483)
Conversion of preferred Stock	(835,928)	(8,359)	835,928	8,359	-	-	-	-
Conversion of SAFE Agreements	-	-	766,627	7,666	6,409,463	-	-	6,417,129
Issuance of common stock upon merger, net of Decoy’s transaction costs in the amount of $665,627	-	-	1,858,743	18,587	8,246,233	-	-	8,264,820
Issuance of pre-funded warrants and warrants, net of issuance costs in the amount of $2,706,598	-	-	-	-	27,266,129	-	-	27,266,129
Exercise of pre-funded warrants	-	-	2,727,273	27,273	-	-	-	27,273
Stock-based compensation	-	-	-	-	795,338	-	-	795,338
Net loss	-	-	-	-	-	(3,367,164)	-	(3,367,164)
Balance, September 30, 2021	-	$-	8,133,243	$81,332	$50,452,275	$(12,454,565)	$-	$38,079,042

Balance, January 1, 2022	-	$-	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	-	-	831,183	-	-	831,183
Other comprehensive loss	-	-	-	-	-	-	(9,221)	(9,221)
Net loss	-	-	-	-	-	(3,365,154)	-	(3,365,154)

Balance, March 31, 2022	-	-	8,258,597	82,586	52,319,064	(19,036,041)	(9,221)	33,356,388

Stock-based compensation	-	-	-	-	904,395	-	-	904,395
Other comprehensive loss	-	-	-	-	-	-	(17,716)	(17,716)
Net loss	-	-	-	-	-	(3,835,502)	-	(3,835,502)
Balance June 30, 2022	-	-	8,258,597	82,586	53,223,459	(22,871,543)	(26,937)	30,407,565

Stock-based compensation	-	-	-	-	584,041	-	-	584,041
Other comprehensive income	-	-	-	-	-	-	49,904	49,904
Reclassification adjustment for realized gain on available for sale securities included in net loss							(7,836)	(7,836)
Net loss	-	-	-	-	-	(3,466,365)	-	(3,466,365)
Balance September 30, 2022	-	$-	8,258,597	$82,586	$53,807,500	$(26,337,908)	$15,131	$27,567,309

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,667,021)	$(4,495,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,460	868
Stock-based compensation	2,319,619	836,456
Realized gain on assets held for sale	(24,155)	-
Realized gain on marketable securities	(7,836)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26,739)	(1,128,933)
Accounts payable and other current liabilities	(1,725,592)	(2,964,147)
Other assets	(738,251)	-
Operating lease right-of-use asset and liability, net	1,081	-
Net cash used in operating activities	(10,867,434)	(7,750,820)

Cash flows from investing activities:
Proceeds received for assets held for sale	172,555	-
Purchases of property and equipment	-	(3,854)
Purchase of marketable securities	(23,719,073)	-
Maturity of short-term investments	2,000,000	-
Net cash used in investing activities	(21,546,518)	(3,854)

Cash flows from financing activities:
Proceeds from merger	-	16,346,622
Decoy’s transaction costs	-	(665,627)
Issuance of pre-funded warrants and warrants	-	29,972,727
Issuance costs of Private Placement	-	(2,706,598)
Exercise of pre-funded warrants	-	27,273
Proceeds from SAFEs, net	-	5,000,000
Net cash provided by financing activities	-	47,974,397

Net (decrease) increase in cash and cash equivalents	(32,413,952)	40,219,723

Cash and cash equivalents at beginning of period	39,132,165	1,637,499

Cash and cash equivalents at end of period	$6,718,213	$41,857,222

Noncash investing and financing activities
Conversion of preferred stock	$-	$8,359
Conversion of SAFEs	$-	$6,417,129
Liabilities assumed, net of non-cash assets received in reverse merger	$-	$7,616,175
Release of deposit upon closing of merger	$-	$200,000

Supplemental cash flow disclosures
Cash paid for income taxes	$2,400	$800
Cash received for interest earned on deposits	$70,353	$2,362

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: GENERAL

a.	Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries, Decoy Biosystems, Inc. and Intec Pharma Ltd., (collectively, the “Company”), is a biotechnology company dedicated to enhancing and expanding curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for more than 90% of all cancer deaths. The Company is developing a novel, multi-targeted product that activates both innate and adaptive anti-tumor and anti-viral immune responses.

Indaptus Therapeutics, Inc. (“Indaptus”), formerly “Intec Parent Inc.”, was established and incorporated in Delaware on February 24, 2021, as a private Delaware corporation and wholly-owned subsidiary of Intec Pharma Ltd., (“Intec Israel”), a former publicly traded company.

b.	On August 3, 2021, Indaptus completed its merger with Decoy Biosystems, Inc., (“Decoy”), following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, dated as of March 15, 2021 among Indaptus, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of Indaptus, and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly-owned subsidiary of Indaptus (“the Merger Sub”), pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly-owned subsidiary of Indaptus (the “Merger”) and the business conducted by Decoy became the business conducted by Indaptus.

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

d.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of up to $6.3 million. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. The Company’s effective “shelf” registration statement on Form S-3 is under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule.

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of September 30, 2022 of $26.3 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. The Company believes it has adequate cash and marketable securities to fund its operations for at least one year after the date of issuance of these unaudited condensed consolidated financial statements.

Management plans to raise additional capital through equity and/or debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the conflict between Russia and Ukraine and the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2022, the consolidated results of operations and changes in stockholders’ equity for the three and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021, as filed in the Company’s Form 10-K on March 21, 2022. The condensed consolidated balance sheet data as of December 31, 2021, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2021, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021
Outstanding stock options	1,608,837	894,645	1,543,931	436,445
Warrants	3,090,787	3,648,274	3,090,787	1,220,562

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of September 30, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, marketable securities, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

NOTE 3: MARKETABLE SECURITIES

The Company’s investment in marketable securities included U.S. treasury bonds with maturities of less than one year. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses recorded in AOCI. These investments are categorized as Level 2.

As of September 30, 2022, the fair value of the marketable securities is $21,742,040. As of December 31, 2021, the Company had no marketable securities.

The unrealized gains for the three and nine-month periods ended September 30, 2022 amounted to $42,068 and $15,131 respectively.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$836,833	$945,023
Prepaid research and development	248,719	127,643
Other receivables	-	21,056
Other prepaid expenses	47,840	12,931
Total prepaid expenses and other current assets	$1,133,392	$1,106,653

NOTE 5: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$1,246,240	$2,637,806
Accrued employee costs	791,382	1,371,136
Accrued professional fees	228,811	139,871
Accrued research and development	241,009	135,751
Accrued board fees	116,000	125,333
Delaware franchise taxes payable	96,697	-
Other accrued expenses	61,945	97,779
Total accounts payable and other current liabilities	$2,782,084	$4,507,676

NOTE 6: STOCK-BASED COMPENSATION

In June 2021, the Intec Israel shareholders voted to approve the Indaptus 2021 Stock Incentive Plan, an equity incentive plan for grants to employees, officers, consultants, directors and other service providers, (the “2021 Plan”), that became effective upon the closing of the Merger. The maximum aggregate number of Shares that may be issued pursuant to this Plan is 1,864,963 shares (the “Pool”); provided, however that the Pool will increase on January 1 of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2024 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 3% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Committee in its sole discretion. In no event shall more than 1,864,963 shares be available for issuance.

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

On August 22, 2022, Indaptus’ board of directors approved a grant of options to purchase 7,500 shares of common stock to an employee. The options are exercisable at $2.36 per share, vest over four years, and expire ten years after grant.

On September 30, 2022, Indaptus’ board of directors approved a grant of options to purchase 149,750 shares of common stock to non-employee board members. The options are exercisable at $2.16 per share, vest over 1-2 years, and expire ten years after grant.

A summary of the stock option activity during the nine months ended September 30, 2022, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2022	1,174,660	$17.10	9.1	$241,103
Granted	621,450	$4.04	9.5	$-
Exercised	-	$-	-	$-
Forfeited and cancelled	(33,237)	$11.46	-	$-
Outstanding as of September 30, 2022	1,762,873	$12.60	8.8	$2,500
Exercisable as of September 30, 2022	531,856	$26.55	7.9	$-
Vested and expected to vest as of September 30, 2022	1,762,873	$12.60	8.8	$2,500

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Research and development	$217,379	$209,466	$602,069	$225,936
General and administrative	366,662	585,872	1,717,550	610,520
Total stock-based compensation expense	$584,041	$795,338	$2,319,619	$836,456

As of September 30, 2022, total compensation cost not yet recognized related to unvested stock options was approximately $5.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the nine months ended September 30, 2022 are presented in the table below. The weighted average fair value of stock options issued during the nine months ended September 30, 2022 was $3.27 per share.

2022
Stock price	$4.04
Exercise price	$4.04
Expected term (in years)	5.83
Volatility	106.6%
Risk free rate	2.2%
Dividend yield	0.0%

The following table presents the exercise price of outstanding stock options as of September 30, 2022:

Options outstanding
Exercise price
$0.01 - $8.00	722,175
$8.01 - $16.00	1,006,000
$16.01 or higher	34,698
Total	1,762,873

NOTE 7: CAPITALIZATION

a.	As of September 30, 2022 and December 31, 2021, the Company had 200,000,000 shares of common stock authorized and 8,258,597 shares of common stock issued and outstanding.

b.	As of September 30, 2022 and December 31, 2021, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of September 30, 2022, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 4.2 years.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

On July 13, 2022, LTS Lohmann Therapie Systeme AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce (“Request”), naming as respondent the Company’s subsidiary Intec Israel. The Request alleges that LTS is entitled to payment of Euro 2 million for reimbursement under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. As of September 30, 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD). It is Intec Israel’s position that this payment satisfies its obligations under the PDA. Intec Israel will vigorously defend this position in the arbitration but, as of September 30, 2022, the Company accrued approximately Euro 1 million (approximately $1 million) with respect to this alleged obligation to LTS. The arbitration process is expected to last through the first quarter of 2023.

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

Future minimum annual lease payments under the Company’s noncancelable operating lease as of September 30, 2022 are as follows:

2022	$24,476
2023	82,388
Total minimum lease payments	106,864
Less: amount representing interest	(3,290)
Present value of operating lease liability	103,574
Less: current portion	(98,625)
Operating lease liability, net of current portion	$4,949

The Company recognized rent expense of $73,069 and $19,432 during the nine months ended September 30, 2022 and 2021, respectively. The Company recognized rent expense of $24,356 and $6,701 during the three months ended September 30, 2022 and 2021, respectively. Total cash payments for the operating lease totaled $71,989 and $19,160 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2022, the date of these unaudited condensed consolidated financial statements, through November 10, 2022, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the period ended September 30, 2022. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad applicability across multiple indications. Our product candidates are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology produces single agent activity and/or combination therapy-based durable responses of lymphoma, hepatocellular, colorectal and pancreatic tumors and has also produced significant single agent activity against chronic hepatitis B virus (HBV) and chronic human immunodeficiency virus (HIV) infections in pre-clinical models. In May 2022, the U.S. Food and Drug Administration cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed and plan to commence a Phase 1 clinical trial before the end of 2022 targeting solid tumors. Target indications include, but not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of pre-clinical studies and clinical trials and development of product candidates will depend on a variety of factors, including:

●	the timing and receipt of regulatory approvals;
●	the scope, rate of progress and expenses of pre-clinical studies and clinical trials and other research and development activities;
●	potential safety monitoring and other studies requested by regulatory agencies; and
●	significant and changing government regulation.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following tables sets forth our results of operations for the three months ended September 30, 2022 and 2021 and the relative dollar change between the two periods.

	Three months ended
	September 30,		Change
	2022	2021	($)
Operating expenses:
Research and development	$1,609,554	$697,674	$911,880
General and administrative	1,942,995	2,670,317	(727,322)

Total operating expenses	3,552,549	3,367,991	184,558

Loss from operations	(3,552,549)	(3,367,991)	(184,558)

Other income, net	86,184	827	85,357

Net loss	$(3,466,365)	$(3,367,164)	$(99,201)
Net loss attributable to common stockholders per share, basic and diluted	$(0.42)	$(0.81)	$0.39
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	4,180,744

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2022 amounted to approximately $1.6 million, an increase of approximately $900,000 compared to approximately $700,000 for the three months ended September 30, 2021. This increase was attributable primarily to (i) an increase of approximately $300,000 for payroll and related expenses and (ii) an increase of approximately $600,000 for the preparation of the Phase 1 clinical trial and costs associated with the manufacturing processes of our lead clinical candidate. We expect our research and development expenses to increase substantially for the remainder of the year as we plan to commence a Phase 1 clinical trial.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2022 amounted to approximately $2 million, a decrease of approximately $700,000 compared to approximately $2.7 million for the three months ended September 30, 2021. This decrease was attributable primarily to a decrease of approximately $650,000 for payroll and stock-based compensation, and approximately $550,000 for professional fees that were associated with the Merger. This decrease was offset by various expenses associated with being a public company.

Other Income, net

Other income, net, increased in the three months ended September 30, 2022 compared to the same period in 2021 primarily as a result of foreign currency exchange income and interest earned on deposits.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following tables sets forth our results of operations for the nine months ended September 30, 2022 and 2021 and the relative dollar change between the two periods.

	Nine months ended
	September 30,		Change
	2022	2021	($)
Operating expenses:
Research and development	$4,412,817	$1,578,512	$2,834,305
General and administrative	6,411,066	2,932,100	3,478,966

Total operating expenses	10,823,883	4,510,612	6,313,271

Loss from operations	(10,823,883)	(4,510,612)	(6,313,271)

Other income, net	156,862	15,548	141,314

Net loss	$(10,667,021)	$(4,495,064)	$(6,171,957)
Net loss attributable to common stockholders per share, basic and diluted	$(1.29)	$(1.67)	$0.38
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,258,597	2,692,770

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2022 amounted to approximately $4.4 million, an increase of approximately $2.8 million compared to approximately $1.6 million for the nine months ended September 30, 2021. This increase was attributable primarily to (i) an increase of approximately $1.3 million for payroll and related expenses including approximately $400,000 of stock-based compensation, and (ii) an increase of approximately $1.5 million for our IND preparation and submission, for the preparation of our Phase 1 clinical trial and costs associated with the manufacturing processes of our lead clinical candidate. We expect our research and development expenses to increase substantially for the remainder of the year as we plan to commence the Phase 1 clinical trial.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2022 amounted to approximately $6.4 million, an increase of approximately $3.5 million compared to approximately $2.9 million for the nine months ended September 30, 2021. This increase was attributable primarily to (i) an increase of approximately $1.6 million for payroll and related expenses, including approximately $1.1 million of stock-based compensation, resulting from increased headcount of our executive team following the Merger and (ii) an approximately $1.7 million increase in directors and officers’ insurance expenses, professional fees and other expenses associated with being a public company following the Merger.

Other Income, net

Other income, net, increased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily as a result of proceeds received in excess of the estimated fair value of assets held for sale, foreign currency exchange income and interest earned on deposits.

Liquidity and Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities. As of September 30, 2022, we had cash and cash equivalents and marketable securities of approximately $28.5 million. As of December 31, 2021, we had cash and cash equivalents of approximately $39.1 million.

Pursuant to that certain at-the-market offering agreement dated June 1, 2022, as amended, or the Offering Agreement, by and between us and H.C. Wainwright & Co., LLC, we may elect from time to time, to offer and sell shares of common stock through an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The issuance and sale of shares of common stock by us under the program, having an aggregate offering price of up to $6.3 million, will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-267236) filed with the SEC on September 1, 2022, and declared effective on September 9, 2022. No shares of common stock have been sold under the program.

Net cash used in operating activities was approximately $10.9 million for the nine months ended September 30, 2022, compared with net cash used in operating activities of approximately $7.8 million for the for the nine months ended September 30, 2021. The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustment to net loss for non-cash items was mainly stock-based compensation.

Net cash used in investing activities was approximately $21.5 million for the nine months ended September 30, 2022 which was primarily due to the purchase of marketable securities investments during that period. There was an immaterial amount in net cash used in investing activities in the nine months ended September 30, 2021.

There was no net cash provided by financing activities in the nine months ended September 30, 2022. Net cash provided by financing activities was approximately $48 million for the nine months ended September 30, 2021 which was primarily due to the Merger and the Private Placement that closed in August 2021 as well as a series of Simple Agreements for Future Equity (SAFEs) that we issued to accredited investors.

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

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the three and nine months ended September 30, 2022, we incurred approximately $1.6 million and $4.4 million, respectively, of research and development expenses. As of September 30, 2022, we recorded an accrued liability of approximately $200,000 for expenses incurred, but not yet invoiced, and prepaid expenses and deposits of approximately $1 million for payments made that relate to future periods. Over or under estimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2022, LTS filed a Request for Arbitration with the International Chamber of Commerce, naming as respondent the Company’s subsidiary Intec Israel. The Request alleges that LTS is entitled to payment of Euro 2 million for reimbursement under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. As of September 30, 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD). It is Intec Israel’s position that this payment satisfies its obligations under the PDA. Intec Israel will vigorously defend this position in the arbitration but, as of September 30, 2022, we accrued approximately Euro 1 million (approximately $1 million) with respect to this alleged obligation to LTS. The arbitration process is expected to last through the first quarter of 2023.

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

Indaptus Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

