Form 10-K
period 2022-12-31
Indaptus Therapeutics, Inc.
filed 2023-03-17
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: +(646) 427-2727

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $15,083,730.

The number of shares of Registrant’s common stock outstanding as of March 17, 2023 was 8,401,047.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABOUT THIS ANNUAL REPORT

All references to “we,” “us,” “our,” “Indaptus Therapeutics”, “Indaptus”, “the Company” and “our company”, in this Annual Report on Form 10- K, or our Annual Report, are to Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc.) and, where appropriate, its consolidated subsidiaries, Intec Pharma Ltd. and Decoy Biosystems, Inc. following the Domestication Merger and the Merger described elsewhere in this Annual Report. References to “Intec Parent” refer to Intec Parent, Inc., the successor of Intec Pharma Ltd. following the Domestication Merger, references to “Intec Israel” refer to Intec Pharma Ltd., the predecessor of Indaptus prior to the Domestication Merger, and references to “Decoy” refer to Decoy Biosystems, Inc., the entity acquired by Indaptus in connection with the Merger. All references to “common stock” and “share capital” refer to common stock and share capital of Indaptus. Our historical results do not necessarily indicate our expected results for any future periods. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding. Unless otherwise indicated, or the context otherwise requires, references in this Annual Report to financial and operational data for a particular year refer to the fiscal year of our Company ended December 31 of that year.

EXPLANATORY NOTE

Market data and certain industry data and forecasts used throughout this Annual Report were obtained from market research databases, consultant surveys commissioned by us, publicly available information, reports of governmental agencies and industry publications and surveys. Industry surveys, publications, consultant surveys commissioned by us and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. We have relied on certain data from third-party sources, including internal surveys, industry forecasts and market research, which we believe to be reliable based on our management’s knowledge of the industry. Statements as to our market position are based on the most currently available data. While we are not aware of any misstatements regarding the industry data presented in this Annual Report, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under Part I. Item 1A. “Risk Factors” in this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidate development, including the timing and design of the Phase I clinical trial of Decoy20; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; and the sufficiency of our cash, cash equivalents and marketable securities to fund our ongoing activities; and the anticipated impact of the COVID-19 pandemic on our business.

The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

●	We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We currently rely on third parties for the manufacture of our product candidates during clinical development, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

●	The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

●	Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

●	Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

PART I

Item 1. Business.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in pre-clinical models, including durable anti-tumor response synergy observed with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in pre-clinical models. We have carried out successful current Good Manufacturing Practice (cGMP) manufacturing of our lead clinical candidate, Decoy20, and completed other Investigational New Drug application (IND) enabling studies.

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad potential across multiple indications. Our products are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology has produced single agent activity and/or combination therapy-based durable responses in lymphoma, hepatocellular, colorectal and pancreatic tumors and has also showed activity against hepatitis B virus (HBV) and HIV infection in standard pre-clinical models. In May 2022, the U.S. Food and Drug Administration cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed and in December 2022, we initiated this Phase 1 clinical trial. Target indications include, but are not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma, which according to GLOBOCAN 2020, account in the aggregate for 23% of yearly cancer cases and over 28% of yearly cancer deaths world-wide.

Historically, we have operated virtually with a team of highly experienced consultants and advisors, carrying out research and development at contract research organizations (CROs). We have a broad patent portfolio with 34 granted patents and 16 pending patent applications. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

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

Our Approach

Our patented approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor immune responses can be achieved by using intact bacteria, containing multiple PAMPs, which have been attenuated so that they can be administered safely intravenously. Because LPS appears to be the most important contributor to both toxicity and efficacy, our patented product candidates are single strains of killed, non-pathogenic Gram-negative bacteria that have been treated in an effort to kill the bacteria and significantly reduce, but not completely eliminate, the cell surface LPS-endotoxin activity. Our product candidates are designed to have enhanced sufficient residual LPS to synergize with other PAMPs in the bacteria to efficiently prime innate and adaptive immune pathways. This approach has led to broad anti-tumor responses, including synergistic regressions and durable responses with five different classes of existing anti-tumor agents, in preclinical models, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology is designed to produce both innate and adaptive immunological memory and, importantly, not require provision of an exogenous tumor antigen, potentially due to the ability of LPS and other PAMPS to activate dendritic cells that have already captured a tumor antigen.

All immune cells can participate in killing of tumors and viruses. As illustrated below, current therapies activate only one or a small subset of both pathways and cure only a small percentage of patients.

Our technology, however, is designed to synergize with existing therapies to activate both innate and adaptive immune cells, inducing efficient anti- tumor immune responses with a wide safety margin. Induction of adaptive anti-tumor immune responses and immunological memory by our technology does not require an exogenous tumor antigen.

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

Results

We have developed patented treatment methods (and associated patented compositions) for attenuation and killing of non-pathogenic, Gram-negative bacteria (34 issued or granted patents). In preclinical models, Indaptus treated bacteria induced less systemic toxicity than untreated bacteria but were still able to activate innate and adaptive immune responses. Despite exhibiting reduced in vivo pyrogenicity and a higher maximally tolerated dose, our bacteria were able to induce secretion of most cytokines and chemokines from mouse and human immune cells in vitro at levels comparable to those seen with untreated bacteria. Our bacteria were also able to synergize with human immune cells to kill human tumor cells in vitro.

We have observed significant single agent anti-tumor activity and/or combination therapy-mediated regression with durable responses in established non-Hodgkin’s lymphoma, as well as colorectal, hepatocellular and pancreatic carcinoma in pre-clinical syngeneic and human tumor xenograft models. Our bacteria synergized with each of five different classes of approved agents in preclinical models, including checkpoint therapy, targeted antibodies, low-dose chemotherapy, non-steroidal anti-inflammatory drugs (NSAIDs) and cytokines to induce tumor regression, providing significant flexibility for targeting of diverse types of cancer. Our technology is designed to eradicate tumors via activation of both innate (NK cell) and adaptive (CD4+ and CD8+ T cell) mechanisms, with the goal of producing both innate and adaptive immunological memory. In our preclinical studies, tumor eradication occurred at non-toxic doses of our bacteria, with a very wide (10 to ≥33-fold) therapeutic index. Notable mechanism of action information has also been obtained, via gene expression analysis with treated tumors and plasma cytokine analysis, demonstrating that our combination technology has the potential to turn “cold” tumors into “hot” tumors and induce, activate or recruit innate and adaptive genes, cells and pathways. Immune cell pre-depletion studies have demonstrated that both innate (NK) and adaptive (CD4 T and CD8 T) immune cells are involved in tumor eradication. We have also demonstrated significant single agent activity against chronic Hepatitis B virus (HBV) and human immunodeficiency virus (HIV) infection in standard pre-clinical models.

We have carried out successful cGMP manufacturing and stability studies with our lead product candidate, Decoy20. In addition, IND-enabling multi-dose toxicology studies have been completed and did not produce sustained induction of factors that are associated with cytokine release syndrome.

The chart above demonstrates that our bacteria synergize with Anti-PD-1 Checkpoint therapy to regress established mouse hepatocellular carcinoma (HCC) Tumors. All mice (all groups) received a low-dose, non-steroidal anti-inflammatory drug (NSAID/Indomethacin), which increases the number of regressions in the combination setting. Most regressions were durable, with 5/6 combination regressions stable through termination at Day 91 and in a repeat experiment through termination at Day 143 (see next Figure below) (CR = complete response or complete regression). The repeat experiment also produced 5/6 or 6/6 durable regressions per group over a 33-fold Indaptus concentration range and an absence of safety concerns, demonstrating a very wide therapeutic index. Similar tumor eradication results have been obtained by combining our bacteria with low-dose chemotherapy in a mouse non-Hodgkin’s lymphoma model. Eradication of established non-Hodgkin’s lymphoma tumors by our technology has also been observed with human tumor xenografts, via activation of the innate immune system. Development and preclinical efficacy characterization of a systemically administered multiple Toll-like receptor (TLR) agonist for antitumor immunotherapy [abstract]. In: Proceedings of the Fourth CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference: Translating Science into Survival; Sept 30-Oct 3, 2018; New York, NY. Philadelphia (PA): AACR; Cancer Immunol Res 2019;7(2 Suppl):Abstract nr B178.

The chart above illustrates that the synergistic tumor eradication by our technology and Anti-PD-1 produces immunological memory. Established tumors were regressed in 11 mice by combination treatment as in the Figure above and then the mice were re-challenged with fresh HCC tumor cells, without further treatment. All of the new tumors were rejected. Similar results have been obtained by combining our bacteria with low-dose chemotherapy in a non-Hodgkin’s lymphoma model.

In May 2022, the FDA cleared our IND application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended phase 2 dose, as well as to assess Decoy20 pharmacokinetics (“PK”), pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response.

Business Strategy

Our mission is to enhance and expand curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for approximately 90% of all cancer deaths.

Our business strategy includes:

●	adding operational, financial and management information systems and personnel, including personnel to support our planned product development and commercialization efforts, as well as to support our reporting and other compliance obligations as a public reporting company;

●	advancing to the expansion portion of the Phase 1 clinical trial for Decoy20;

●	expanding our bacterial product platform to target additional types of cancer, as well as additional infectious diseases;

●	maintaining, expanding and protecting our intellectual property portfolio; and

●	seeking regulatory approvals for any product candidates that successfully complete clinical trials.

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

Governmental Regulation

Among others, the FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Regulation of Drugs and Biologics

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, and biologics under the FDCA and the Public Health Service Act (PHSA) and its implementing regulations. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. Drugs and biologics are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of extensive preclinical laboratory tests, animal studies and formulation studies, performed in accordance with the Good Laboratory Practices (GLP) regulations and other applicable regulations;

●	submission to the FDA an IND, which must become effective before human clinical studies may begin and must be updated annually;

●	approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical study may be initiated;

●	performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (GCP), requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;

●	preparation of and submission to the FDA of a new drug application (NDA) or biologics license application, (BLA), after completion of all pivotal clinical studies;

●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

●	potential review of the product application by an FDA advisory committee, where appropriate and if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the proposed product drug is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and

●	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug in the United States.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined.

●	Phase 1. The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

●	Phase 2. The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3. The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a product candidate, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and BLA Review Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or BLA or supplement to an NDA or BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any drug or biological product for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews the submitted BLA or NDA to determine if the application is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information. Once an NDA or BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product candidate is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether a product candidate is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. When reviewing an NDA or BLA, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA or BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA or BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA or BLA. Drug and biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products and biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Drug Product Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. For example, the FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Biosimilars and Reference Product Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research as well as sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider transparency laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. By way of example, the ACA:

●	increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;

●	required collection of rebates for drugs paid by Medicaid managed care organizations;

●	required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

●	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge and scientific resources provide us with certain competitive advantages, we face competition from many sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. On the other hand, many of these companies are developing immunotherapeutics which may have potential to be used in concert with Decoy20 and in this regard, we view them as potentially complimentary.

With respect to our lead candidate, Decoy20, there are a number of companies that are developing possible treatments for cancer, however, we believe we are the only company using systemic administration of killed, non-pathogenic Gram-negative bacteria with reduced lipopolysaccharide- endotoxin to stimulate innate and adaptive immune system pathways.

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

Patents

As of March 1, 2023, we own 34 granted patents and 16 pending patent applications to use within our field of business. Our patents and patent applications generally relate to compositions and methods for treating cancer and infectious diseases, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2033 and 2039.

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

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For a more comprehensive summary of the risks related to our intellectual property, see “Item 1A. Risk Factors - Risks Related to Our Intellectual Property.”

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of potentially hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. Although we generally contract with third parties for the operations that involve the disposal of hazardous materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. However, we could incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. See “Part I. Item 1A. Risk Factors – Risks Related to Healthcare Laws and Other Legal Compliance Matters - Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.”

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations.

Human Capital Management

As of December 31, 2022, we have six full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, and family leave, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees including safety measures that are required for the COVID-19 pandemic and that comply with government regulations.

We consider our relations with our employees to be good.

Historical Background and Corporate Structure

Intec Israel or Intec Pharma (initially established and incorporated in Israel on October 23, 2000 as a private Israeli company) successfully completed an initial public offering in Israel on the Tel Aviv Stock Exchange, or TASE in February 2010 and in August 2015 completed an initial public offering in the U.S.

Indaptus Therapeutics, Inc. (formerly Intec Parent) was established and incorporated in Delaware on February 24, 2021 as a private Delaware corporation and wholly owned subsidiary of Intec Israel.

On July 27, 2021, Intec Israel, Indaptus Therapeutics, Inc. and Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Indaptus, completed a domestication merger (the “Domestication Merger”), pursuant to the terms and conditions of an Agreement and Plan of Merger and Reorganization, dated April 27, 2021 (the “Domestication Merger Agreement”), whereby Domestication Merger Sub Ltd. merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. At the time of the Domestication Merger, Intec Israel continued to possess all of its assets, rights, powers and property as constituted immediately prior to the Domestication Merger and continued to be subject to all of its debts, liabilities and obligations as constituted immediately prior to the Domestication Merger.

On August 3, 2021, Indaptus Therapeutics, Inc. completed its merger with Decoy, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 15, 2021, following which Decoy became the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. and the business conducted by Decoy became the business conducted by the combined company.

Also, in connection with the Merger, Intec Parent changed its name from “Intec Parent, Inc.” to “Indaptus Therapeutics, Inc.”

Following completion of the Merger, shares of our common stock commenced trading at market open on August 4, 2021 on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

Available Information

We maintain a corporate website at http://www.indaptusrx.com. The information contained on, or that can be accessed through, our website is neither a part of nor incorporated into this Annual Report.

Copies of our reports on Forms 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at http://www.indaptusrx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a pre-clinical-stage biotechnology company focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of our product candidates are in the pre-clinical or early clinical development stage, and none of our product candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2022, and 2021, we reported net losses of approximately $14.3 million and approximately $7.7 million, respectively, and had an accumulated deficit of approximately $30.0 million as of December 31, 2022.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our product candidates, and begin to commercialize them if they are approved by the FDA, the European Medicines Agency, or the EMA, or comparable foreign authorities. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We expect to incur additional costs associated with operating as a public company. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable, or even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts, and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations may be materially adversely affected. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

●	the number and characteristics of the product candidates we seek to develop or commercialize;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain sufficient funding on a timely basis or on favorable terms, we may be required to significantly delay, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts. We may also be unable to expand our operations or otherwise capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

Raising additional capital would cause dilution to our shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which we may offer and sell from time to time shares of our common stock for aggregate gross proceeds of up to $6.3 million. Additionally, in December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period (unless extended to a 48-month period pursuant to the terms thereof). We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Risks Related to the Discovery and Development of Our Product Candidates

We are dependent on the success of one or more of our current product candidates, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the development of our lead product candidate, Decoy20. As a result, our business is largely dependent on the commencement of and success of clinical trials evaluating Decoy20 and our ability to complete the development of, obtain regulatory approval for, and successfully commercialize Decoy20 in a timely manner. The process to develop, obtain regulatory approval and commercialize Decoy20 is long, complex, costly and uncertain as to the outcome.

To date, no clinical trials designed to provide substantial evidence of safety, purity, potency or efficacy have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology and optimize their formulation and regulatory approvals before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our development efforts may not lead to commercial products, either because our product candidates fail to be safe and effective, or in the case of our product candidates regulated as biologics, safe, pure and potent, or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety, purity, potency or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, and potency, or efficacy of the product candidate in humans. Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA, the EMA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA, the EMA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	failure in obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;

●	the FDA, the EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	failure in obtaining approval from one or more IRBs or ethics committees at clinical trial sites;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes or amendments to the clinical trial protocol;

●	clinical sites deviating from the trial protocol or dropping out of a trial;

●	failure by our CROs to perform in accordance with Good Clinical Practice (GCP) requirements or applicable regulatory rules and guidelines in other countries;

●	failure in manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies, for use in clinical trials;

●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;

●	patients choosing an alternative product for the indications for which we are developing our product candidates, or participating in competing clinical trials;

●	lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;

●	subjects experiencing severe or serious unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;

●	selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current Good Manufacturing Practice (cGMP), regulations or other applicable requirements; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA, the EMA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA, the EMA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA, the EMA or comparable foreign regulatory authorities. The FDA, the EMA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, the EMA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, the EMA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, the FDA’s, the EMA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

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

We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to our limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As such, we are currently focused on the development of Decoy20. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for anti-cancer and anti-viral immunotherapy that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved product, or result in other significant adverse implications on our business, financial condition and results of operations.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, because the mechanism of action of our product candidates depends on stimulation of the immune system, there is the potential for over-stimulation or undesirable immune reactions. Undesirable side effects caused by our product candidates, whether used alone or in combination with other therapies, could cause us or regulatory authorities to interrupt, delay or halt clinical trials or the delay or denial of regulatory approval by the FDA, the EMA or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trial, when used alone or in combination with other approved products or product candidates, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Patients in our ongoing and planned clinical trials may, in the future, suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. If such significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS), to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Other potentially significant negative consequences associated with adverse events include:

●	we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;

●	regulatory authorities may withdraw or change their approvals of a product;

●	regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

●	we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;

●	we may be required to change the way a product is administered;

●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and

●	a product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. The conditions for which we currently plan to evaluate our product candidates are diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

Patient enrollment for any of our clinical trials may be affected by other factors, including:

●	size and nature of the targeted patient population;

●	severity of the disease or condition under investigation;

●	availability and efficacy of approved therapies for the disease or condition under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	continued enrollment of prospective patients by clinical trial sites;

●	the risk that patients enrolled in clinical trials will drop out of such trials before completion; and

●	delays or difficulties in enrollment and completion of studies due to the COVID-19 pandemic.

Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

Interim, “topline” and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

We intend to expand our existing pipeline of core assets. However, the process of researching and developing new product candidates is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support clinical development of our product candidates, and we may not identify any additional products suitable for recommendation for clinical development. Moreover, any product candidate we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to develop new product candidates and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets, such as the EMA in Europe. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a BLA or NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA, EMA and comparable regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or comparable regulatory approval processes and are commercialized.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products, that such product candidates are safe, pure and potent. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA, EMA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA, EMA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or execution of our clinical trials;

●	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory agencies for approval;

●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

●	such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;

●	approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;

●	such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or

●	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. Even if we eventually complete clinical trials and receive approval of a BLA NDA or comparable foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize such candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, review, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs, and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;

●	fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of approvals;

●	product seizure or detention, or refusal to permit the import or export of our products; and

●	injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Risks Related to Our Dependence on Third Parties

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

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the effectiveness of our approved product candidates as compared to currently available products;

●	patient willingness to adopt our approved product candidates in place of current therapies;

●	our ability to provide acceptable evidence of safety and efficacy;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	restrictions on use in combination with other products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

●	effectiveness of our or our partners’ sales and marketing strategy;

●	our ability to obtain sufficient third-party coverage or reimbursement; and

●	potential product liability claims.

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of our assumptions. If any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenues may be limited, it may be harder than expected to raise funds, and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the U.S. and abroad, our revenue will be limited and it will be more difficult to achieve profitability.

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

We rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with such CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future, or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with requirements for cGMP, or similar foreign requirements, GCP, and good laboratory practice, or GLP, which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations, or similar foreign requirements. Our failure to comply with these regulations may require it to repeat clinical trials, which would delay the development and regulatory approval processes.

We may not be able to enter into arrangements with CROs on commercially reasonable terms, or at all. In addition, our CROs will not be our employees, and except for remedies available to us under our agreements with such CROs, we will not be able to control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. CROs may also generate higher costs than anticipated. As a result, our business, financial condition and results of operations and the commercial prospects for our product candidates could be materially and adversely affected, our costs could increase, and our ability to generate revenue could be delayed.

In addition, principal investigators for our clinical trials may be asked to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA or NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

In addition, our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition or results of operations.

We currently rely on third parties for the manufacture of our product candidates during clinical development, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

We do not own or operate manufacturing facilities and have no current plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates, and related raw materials for clinical development, as well as for commercial manufacture if any of our product candidates receives regulatory approval. The facilities used by our third-party manufacturers must be approved for the manufacture of our product candidates by the FDA, EMA, or any comparable foreign regulatory authority, pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA, or submit a comparable marketing application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of our product candidates. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for the use of their manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or any comparable foreign regulatory authority does not approve these facilities for the manufacture our product candidates, or if such authorities withdraw any such approval in the future, we may be required to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial position.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or complete clinical trials of our product candidates in a timely manner;

●	delay in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;

●	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;

●	requirements to cease development or to recall batches of our product candidates; and

●	in the event of approval to market and commercialize any product candidate, an inability to meet commercial demands.

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

●	breach of the manufacturing agreement by the third party;

●	failure to manufacture our product candidates according to our specifications;

●	failure to manufacture our product according to our schedule or at all;

●	misappropriation of our proprietary information, including our trade secrets and know-how; and

●	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our existing or future third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all, which would have a material adverse impact on our financial position.

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

Risks Related to Commercialization

The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as Decoy20 and any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations thereunder.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available, or at an acceptable level, for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for Decoy20 and any future product candidates.

Obtaining and maintaining reimbursement status is time-consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, if any, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

By way of example, in March 2010, the ACA was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for Decoy20 and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize Decoy20 and any future product candidates, if approved.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;

●	injury to our reputation and significant negative media attention;

●	regulatory investigations that could require costly recalls or product modifications;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of potential revenue;

●	the diversion of management’s attention away from managing our business; and

●	the inability to commercialize any product candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur and is subject to deductibles and coverage limitations. We anticipate that we will need to increase our insurance coverage when and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our commercialization efforts.

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

Risks Related to Competition, Retaining Key Employees and Managing Growth

If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

The industry in which we operate is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide it with competitive advantages, we face potential competition from many different sources, including commercial biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing immunotherapies and new immunotherapies that may become available in the future.

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

The key competitive factors affecting the success of each of our product candidates, if approved, are likely to be its efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition, market acceptance by physicians and patients, and the availability of coverage and reimbursement from government and other third-party payors.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our current senior management. If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates. We are highly dependent on our chief executive officer, Jeffrey A. Meckler, and our chief scientific officer, Michael J. Newman, Ph.D. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of the company’s product candidates, and may have difficulty in meeting our obligations as a public company. We do not currently maintain “key person” insurance on any of our employees.

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

We are an early clinical-stage biotechnology company with a small number of employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

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

We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. We may face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in- license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

We may enter into collaboration agreements with U.S. and foreign academic institutions to accelerate development of our current or future preclinical product candidates. Typically, these agreements include an option for the company to negotiate a license to the institution’s intellectual property rights resulting from the collaboration. Even with such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to license rights from a collaborating institution, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our desired program.

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

Patents that we may own now or may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

●	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

●	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;

●	the issued patents and patents that we may own now or may obtain or license in the future may not prevent generic or biosimilar entry into the market for our product candidates;

●	we, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;

●	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

●	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

●	there may be other patents issued to others that will affect our freedom to operate;

●	if the patents are challenged, a court could determine that they are invalid or unenforceable;

●	there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;

●	a court could determine that a competitor’s technology or product does not infringe our patents or any future patents we may own; and

●	the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing. If we encounter delays in our development or clinical trials, the period of time during which we could market our potential products under patent protection would be reduced.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan, and the protection patents afford is limited. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates are obtained, once the patent life has expired for patents covering a product or product candidate, we may be open to competition from competitive products and services. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and prevent us from commercializing, or increase the costs of commercializing, our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. For example, there could be issued patents of which we are not aware that our current or potential future product candidates infringe. There also could be patents that we believe we do not infringe upon, but that we may ultimately be found to infringe upon.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

●	the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS), information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by such healthcare professionals and their immediate family members; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources.

Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operation. For example, we may be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder or applicable state laws.

Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of potentially hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We could incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. Although we generally contract with third parties for the disposal of hazardous materials and wastes from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources.

Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of changes to applicable laws and regulations and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Other Risks Related to Our Business

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

Pandemics, epidemics or other infectious disease outbreaks have in the past and could in the future negatively affect our business. The COVID-19 pandemic has affected the United States and global economies and has affected our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic has affected, and may continue to affect, the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raising efforts and additional development of our technologies may be negatively affected.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. We could also incur liability, including litigation exposure, penalties and fines, and we could become the subject of regulatory action or investigation. Our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;

●	higher-than-expected transaction and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

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

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock, which would result in substantial losses by our investors.

Further, the stock market in general, the Nasdaq Capital Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like theirs. See also “-General Risk Factors - “Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.” Broad market and industry factors may negatively affect the market price of our common stock regardless of our actual operating performance. In addition, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such securities litigation, it could result insubstantial costs and a diversion of management’s resources and attention ,which could harm our business. Future sales of our common stock could also reduce the market price of our stock.

Moreover, the liquidity of our common stock will be limited, not only in terms of the number of shares of common stock that can be bought and sold at a given price, but by potential delays in the timing of executing transactions in our common stock and a reduction in security analyst and media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock will be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate their investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

An active trading market for our common stock may not be sustained.

An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts do not publish or cease publishing research or reports, or publish unfavorable reports about us, our business or our market, our share price and trading volume could be negatively impacted.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act and The Nasdaq Stock Market LLC (“Nasdaq”) rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we disclose whether we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently.

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

It is expected that the rules and regulations applicable to public companies will result in us incurring substantial legal and financial compliance costs. These costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our share price.

As a public company in the U.S., we incur significant accounting, legal and other expenses in order to comply with requirements of the SEC, and the Nasdaq Capital Market, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act. Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, so long as we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The process to document and evaluate our internal control over financial reporting to achieve compliance with Section 404 within the prescribed period is both costly and challenging. If we fail to maintain the adequacy of our internal control over financial reporting as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our share price.

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

Subject to the limitations and qualifications described in “The Merger - Material U.S. Federal Income Tax Consequences of the Domestication Merger and the Merger,” described in the registration statement on Form S-4, as amended (File No. 333-255389), filed by us with the SEC, or the Form S-4, including the application of the passive foreign investment company, or PFIC rules, the Domestication Merger is intended to qualify, taken together with the Merger, as a Section 351(a) Exchange. Nonetheless, certain former U.S. Holders of Intec Israel Shares are likely to be taxed under the PFIC rules of the Code because of the likelihood that Intec Israel is classified as a PFIC.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the U.S. and global markets have been experiencing and are continuing to experience extreme volatility and disruptions in the capital and credit markets and commodity prices due to rising inflation and interest rates, the conflict between Russia and Ukraine and other macroeconomic factors. A severe or prolonged economic downturn, such as the current macroeconomic environment, could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers of raw materials used to manufacture our product candidates for our clinical trials, possibly resulting in supply disruption. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Changes in tax law and regulations could adversely affect our business, financial condition and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future earnings. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Generally, future changes in applicable tax laws and regulations, or their interpretation and application, potentially with retroactive effect, could have an adverse effect on our business, financial condition and results of operations. We are unable to predict whether such changes will occur and, if so, the ultimate impact on our business. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties

Our principal executive offices are located at 3 Columbus Circle, 15th Floor, New York, NY. In addition, we lease approximately 2,000 square feet of office space in San Diego, California under a lease agreement that expires on October 31, 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 13, 2022, LTS Lohmann Therapie Systeme AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce (“Request”), naming as respondent the Company’s subsidiary, Intec Israel. The Request alleges that LTS is entitled to payment of Euro 2 million under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. Intec Israel had previously accrued this amount along with other related costs. In August 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD) towards the alleged obligation and on February 7, 2023, Intec Israel settled the dispute with LTS by paying Euro 800,000 (approximately $860,000).

As of March 17, 2023, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

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

Holders

As of March 17, 2023, we had 7 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid cash dividends to our shareholders, and we do not intend to pay cash dividends in the foreseeable future. We intend to reinvest any earnings in developing and expanding our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, our strategic goals and plans to expand our business, applicable law and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan under which the Company’s equity securities are authorized for issuance is set forth in “Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the year ended December 31, 2022 other than the sale of shares of our common stock to Lincoln Park Capital Fund, LLC which was previously disclosed in our Current Report on Form 8-K filed with the SEC on December 23, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in pre-clinical models. We have carried out successful current cGMP manufacturing of our lead clinical candidate, Decoy20, and completed other IND-enabling studies. For further information regarding our business and operations, see “Part I. Item 1. Business.”

Impact of the COVID-19 Pandemic and Macroeconomic Conditions on our Operations

The COVID-19 pandemic continues to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, related economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic and economic downturn is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected.

Decoy Merger

On August 3, 2021, we completed our merger with Decoy (the “Merger”) following the satisfaction or waiver of the conditions set forth in the Merger Agreement, dated as of March 15, 2021 among the Company, Decoy, Intec Israel, Domestication Merger Sub Ltd., an Israeli company and a wholly-owned subsidiary of the Company, or Domestication Merger Sub, and Dillon Merger Subsidiary Inc., a Delaware corporation and wholly owned subsidiary of the Company, or Merger Sub, pursuant to which Merger Sub merged with and into Decoy, with Decoy surviving as a wholly owned subsidiary of the Company, and the business conducted by Decoy became the business conducted by the combined company.

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

Following completion of the Merger, our shares of common stock commenced trading on August 4, 2021 on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP.”

Recent Events

Lincoln Park Committed Equity Facility

On December 22, 2022, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase from us up to an aggregate of $20.0 million of our common stock (subject to certain limitations) from time to time over the term of the purchase agreement. We also filed a registration statement on Form S-1 to cover the resale of shares of our common stock issuable under the purchase agreement.

Upon execution of the purchase agreement, we issued to Lincoln Park 142,450 initial commitment shares and are obligated to issue additional shares of common stock to Lincoln Park with a value of $125,000, calculated in accordance with the purchase agreement, on the date we have sold over $10.0 million shares of common stock under the purchase agreement, up to a maximum of 76,220 shares of common stock (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction), in each case as consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock at our direction under the purchase agreement. Additionally, we have reserved up to 3,781,330 shares of our common stock for issuance and sale to Lincoln Park under the purchase agreement from time to time, if and when we determine to sell additional shares to Lincoln.

Components of Operating Results

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses. Research and development expenses consist primarily of fees paid to contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, as well as compensation expenses for certain employees involved in the planning, managing, and analyzing the work of the CROs and CMOs and materials used for research and development activities. We expense research and development costs as incurred.

We accrue an expense for manufacturing, preclinical studies and clinical trial activities performed by third parties based on estimates of services received and efforts expenses pursuant to agreements with CROs, CMOs, and other outside service providers. We determine these estimates based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, we record the payments as a prepaid asset, which will be amortized or expensed as the contracted services are performed. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of pre-clinical studies and clinical trials and development of product candidates will depend on a variety of factors, including:

●	the timing and receipt of regulatory approvals;

●	the scope, rate of progress and expenses of pre-clinical studies and clinical trials and other research and development activities;

●	potential safety monitoring and other studies requested by regulatory agencies; and

●	significant and changing government regulation.

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. These risks and uncertainties associated with our research and development projects are discussed more fully in “Part I. Item 1A. Risk Factors - We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support our operations.

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net includes interest earned on deposits and other items of income, expense, gain and loss that are incidental to the core operations of the Company. For 2022, other income includes a gain on settlement of a prior year contract obligation.

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following tables set forth our results of operations for the years ended December 31, 2022 and 2021 and the relative dollar and percentage change between the two years.

	Year ended December 31,		Change (2022 to 2021)
	2022	2021	($)%
Operating expenses:
Research and development	$6,324,657	$2,523,153	$3,801,504	150%
General and administrative	8,586,249	5,205,955	3,380,294	65%
Total operating expenses	14,910,906	7,729,108	7,181,798	93%
Loss from operations	(14,910,906)	(7,729,108)	(7,181,798)	93%
Other income, net	588,108	17,722	570,386	3,218%
Net loss	$(14,322,798)	$(7,711,386)	$(6,611,412)	86%
Net loss attributable to common stockholders per share, basic and diluted	$(1.73)	$(1.89)	$0.16	(8.5)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,262,119	4,090,599

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2022 amounted to approximately $6.3 million, an increase of approximately $3.8 million, or approximately 150%, compared to approximately $2.5 million for the year ended December 31, 2021. This increase was attributable primarily to (i) an increase of approximately $1.5 million for payroll and related expenses including approximately $350,000 of stock-based compensation, and (ii) an increase of approximately $2.2 million for our Phase 1 clinical trial including the IND preparation and submission, and costs associated with the manufacturing processes of our lead clinical candidate.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2022 amounted to approximately $8.6 million, an increase of approximately $3.4 million, or approximately 65%, compared to approximately $5.2 million for the year ended December 31, 2021. This increase was attributable primarily to (i) an increase of approximately $1.8 million for payroll and related expenses, including approximately $1.1 million of stock-based compensation, resulting from increased headcount of our executive team following the Merger and (ii) an increase of approximately $1.3 million in directors’ and officers’ insurance expenses, professional fees and other expenses associated with being a public company following the Merger.

Other Income

Other income, net, increased in 2022 compared to the same period in 2021 primarily as a result of the reversal of a portion of the LTS accrual for approximately $365,000 which resulted from our settlement of this obligation in February 2023, proceeds received in excess of the estimated fair value of assets held for sale, interest earned on deposits and realized gain on marketable securities.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In August 2021, we sold a pre-funded warrant to purchase 2,727,273 shares of our common stock and a warrant to purchase 2,727,273 shares of our common stock in a private placement. The warrant was exercisable at an exercise price of $11.00 per share. In September 2021, the pre-funded warrant was fully exercised at an exercise price of $0.01 per share. The pre-funded warrant and the warrant were sold together at a combined price of $11.00, including the pre-funded exercise price. The total net proceeds to us were approximately $27.3 million, after deducting placement agent fees and offering expenses in the amount of approximately $2.7 million. For additional information about pre-funded warrants and warrants, see Note 7 in the notes to the consolidated financial statements included in this Annual Report.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $6.3 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. No shares of common stock have been sold under the ATM Agreement.

In December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock. See “ – Recent Events – Lincoln Park Committed Equity Facility.” No shares of common stock have been sold under the program.

As of December 31, 2022, we had cash and cash equivalents and marketable securities of approximately $26.4 million. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $13.1 million for the year ended December 31, 2022, compared with net cash used in operating activities of approximately $11.3 million for the year ended December 31, 2021. The $1.8 million increase in net cash used was primarily attributable to an increase in our spending related to research and development activities in connection with the Phase 1 clinical trial and an increase in general and administrative expenses associated with being a public company following the Merger.

Investing Activities

Net cash used in investing activities was approximately $16.4 million for the year ended December 31, 2022 which was primarily related to net investment in marketable securities in the amount of approximately $16.6 million, offset by approximately $0.2 million from the proceeds received for assets held for sale. Net cash provided by investing activities was approximately $0.5 million for the year ended December 31, 2021 which was primarily related to approximately $0.5 million from the proceeds received for assets held for sale.

Financing Activities

There was no net cash provided by financing activities for the year ended December 31, 2022. Net cash provided by financing activities was approximately $48.3 million for the year ended December 31, 2021 which was primarily due to the Merger and the private placement that closed in August 2021 as well as a series of Decoy SAFEs (Simple Agreements for Future Equity) that we issued to accredited investors at the effective time of the Merger.

Funding Requirements

Our operating expenses increased substantially in 2022 and are expected to continue to increase in the future in connection with our ongoing activities, particularly as we expect our research and development expenses to increase substantially as we continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2022, combined with our ability to sell equity securities under the Lincoln Park Committed Equity Facility, are adequate to fund our ongoing activities into the second quarter of 2024.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock on acceptable terms, if at all. See “Risk Factors” in Part I, Item 1A of this Annual Report. If we are unable to raise capital when needed or on attractive terms, we may be required to delay or reduce the scope of or eliminate our research or development programs and other operations or future commercialization efforts and make necessary change to our operations to reduce the level of our expenditures in line with available resources.

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation at December 31, 2022 were approximately $82,000 and are due in the next twelve months. For additional details regarding our lease, see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to our annual financial statements included in this Annual Report. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the year ended December 31, 2022, we incurred approximately $6.3 million of research and development expenses, of which approximately $3.7 million were for services provided by our CROs and CMOs. As of December 31, 2022, we recorded an accrued liability of approximately $0.3 million for expenses incurred, but not yet invoiced, and prepaid expenses and non-current other assets of approximately $0.8 million for payments made that relate to future periods. Overestimating or underestimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of a peer group of companies. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

INDAPTUS THERAPEUTICS, INC.

2022 ANNUAL REPORT

INDAPTUS THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Indaptus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indaptus Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 16, 2023

INDAPTUS THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,626,800	$39,132,165
Marketable securities	16,806,009	-
Assets held for sale	-	148,400
Prepaid expenses and other current assets	811,433	1,106,653

Total current assets	27,244,242	40,387,218

Non-current assets:
Property and equipment, net	2,019	3,800
Right-of-use asset	79,294	169,088
Other assets	738,251	16,477

Total non-current assets	819,564	189,365

Total assets	$28,063,806	$40,576,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,352,847	$4,507,676
Operating lease liability, current portion	80,494	96,465

Total current liabilities	3,433,341	4,604,141

Non-current liabilities:
Operating lease liability, net of current portion	-	72,862

Total non-current liabilities	-	72,862

Total liabilities	3,433,341	4,677,003

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of December 31, 2022 and 2021; 8,401,047 and 8,258,597 shares issued and outstanding as of December 31, 2022 and 2021, respectively	84,011	82,586
Additional paid in capital	54,443,705	51,487,881
Accumulated deficit	(29,993,685)	(15,670,887)
Accumulated other comprehensive income	96,434	-

Total stockholders’ equity	24,630,465	35,899,580

Total liabilities and stockholders’ equity	$28,063,806	$40,576,583

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2022	2021
Operating expenses:
Research and development	$6,324,657	$2,523,153
General and administrative	8,586,249	5,205,955

Total operating expenses	14,910,906	7,729,108

Loss from operations	(14,910,906)	(7,729,108)

Other income, net	588,108	17,722

Net loss	$(14,322,798)	$(7,711,386)

Net loss available to common stockholders per share of common stock, basic and diluted	$(1.73)	$(1.89)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,262,119	4,090,599
Net loss	$(14,322,798)	$(7,711,386)
Other comprehensive income:
Reclassification adjustment for realized gain on marketable securities included in net loss	(110,002)	-
Unrealized gain on marketable securities	206,436	-
Comprehensive loss	$(14,226,364)	$(7,711,386)

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Series Seed Preferred		Common stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	Income (Loss)	Total

Balance, January 1, 2021	835,928	$8,359	1,944,672	$19,447	$7,693,994	$(7,959,501)	$-	$(237,701)
Stock-based compensation	-	-	-	-	1,510,258	-	-	1,510,258
Conversion of preferred stock	(835,928)	(8,359)	835,928	8,359	-	-	-	-
Conversion of SAFEs	-	-	766,627	7,666	6,409,463	-	-	6,417,129
Issuance of common stock upon merger, net of Decoy’s transaction costs in the amount of $655,627	-	-	1,858,743	18,587	8,246,233	-	-	8,264,820
Issuance of pre-funded warrants and warrants, net of issuance costs in the amount of $2,706,598	-	-	-	-	27,266,129	-	-	27,266,129
Exercise of pre-funded warrants	-	-	2,727,273	27,273	-	-	-	27,273
Exercise of stock options	-	-	125,354	1,254	361,804	-		363,058
Net loss	-	-	-	-	-	(7,711,386)	-	(7,711,386)
Balance December 31, 2021	-	-	8,258,597	82,586	51,487,881	(15,670,887)	-	35,899,580
Stock-based compensation	-	-	-	-	2,957,249	-	-	2,957,249
Issuance of initial commitment shares	-	-	142,450	1,425	(1,425)	-	-	-
Net loss	-	-	-	-	-	(14,322,798)	-	(14,322,798)
Reclassification adjustment for realized gain on marketable securities included in net loss	-	-	-	-	-	-	(110,002)	(110,002)
Change in unrealized gain on marketable securities	-	-	-	-	-	-	206,436	206,436
Balance December 31, 2022	-	$-	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,322,798)	$(7,711,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,781	1,403
Stock-based compensation	2,957,249	1,510,258
Realized gain on assets held for sale	(24,155)	-
Realized gain on marketable securities	(110,002)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	295,220	(837,917)
Accounts payable and other current liabilities	(1,154,829)	(4,236,656)
Other assets	(721,774)	(16,477)
Operating lease right-of-use asset and liability, net	961	240
Net cash used in operating activities	(13,078,347)	(11,290,535)

Cash flows from investing activities:
Proceeds received for assets held for sale	172,555	451,600
Purchases of property and equipment	-	(3,854)
Purchase of marketable securities	(29,599,573)	-
Maturity of marketable securities	13,000,000	-
Net cash (used in) provided by investing activities	(16,427,018)	447,746

Cash flows from financing activities:
Proceeds from merger	-	16,346,622
Decoy’s transaction costs	-	(665,627)
Issuance of pre-funded warrants and warrants	-	29,972,727
Issuance costs of Private Placement	-	(2,706,598)
Exercise of pre-funded warrants	-	27,273
Proceeds from SAFEs, net	-	5,000,000
Exercise of stock options	-	363,058
Net cash provided by financing activities	-	48,337,455

Net (decrease) increase in cash and cash equivalents	(29,505,365)	37,494,666

Cash and cash equivalents at beginning of year	39,132,165	1,637,499

Cash and cash equivalents at end of year	$9,626,800	$39,132,165

Noncash investing and financing activities
Conversion of preferred stock	$-	$8,359
Conversion of SAFEs	$-	$6,417,129
Liabilities assumed, net of non-cash assets received in reverse merger	$-	$7,616,175
Initial recognition of operating right-of-use asset and lease liability upon lease commencement	$-	$183,480
Reclass from non-current assets to current assets	$-	$44,445
Release of deposit upon closing of merger	$-	$200,000
Issuance of initial commitment shares	$1,425	$-
Change in unrealized gain on marketable securities	$96,434	$-

Supplemental cash flow disclosures
Cash paid for income taxes	$2,400	$800
Cash received for interest earned on deposits	$111,018	$5,141

See accompanying notes to the consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital or financing to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.

The COVID-19 pandemic continues to affect the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of its product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused its GMP process to take longer than expected. In addition, the COVID-19 pandemic may continue to affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. Additionally, related economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce the Company’s ability to access capital, which could negatively impact its short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic and economic downturn is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of its technologies may be negatively affected.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of December 31, 2022 of approximately $30.0 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. The Company believes it has adequate cash and cash equivalents and marketable securities to fund its operations for at least one year after the date of issuance of these consolidated financial statements.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the year ended December 31,
	2022	2021
Outstanding stock options	1,600,830	632,659
Warrants	3,090,787	1,876,569

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, and 2021, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Assets held for sale

In connection with the Merger, the Company determined certain equipment held for use by pre-Merger Intec Israel was no longer useful to the Company’s operations and entered into an agreement with an unrelated party to sell the equipment. The Company recognizes assets held for sale at estimated net realizable value. Based on purchase offers that the unrelated party received from certain buyers in November 2021, the net realizable value of the equipment was approximately $600,000, net of commissions and disposition costs. As of the date of issuance of these consolidated financial statements, the Company received approximately $625,000.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of December 31, 2022, and 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022, and 2021, the recorded values of cash and cash equivalents, assets held for sale, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

The following financial assets are measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2022. As of December 31, 2021, there were no such assets on the Company’s consolidated balance sheet.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities	$16,806,009	$-	$16,806,009	$-
Total	$16,806,009	$-	$16,806,009	$-

Recently adopted accounting pronouncements

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

NOTE 3: MARKETABLE SECURITIES

The Company’s investment in marketable securities includes U.S. treasury bonds with maturities of less than one year. These investments are classified as available-for-sale and are recorded at fair value with unrealized gains and losses recorded in AOCI. These investments are categorized as Level 2.

As of December 31, 2022, the fair value of the marketable securities was $16,806,009. As of December 31, 2021, the Company had no marketable securities.

The unrealized gains for the year ended December 31, 2022 amounted to $96,434.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	For the year ended December 31,
	2022	2021
Prepaid insurance	$610,208	$945,023
Prepaid research and development	80,910	127,643
Other receivables	-	21,056
Other prepaid expenses	120,315	12,931
Total prepaid expenses and other current assets	$811,433	$1,106,653

NOTE 5: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	For the year ended December 31,
	2022	2021
Accounts payable	$1,378,316	$2,540,091
Accrued employee costs	1,216,242	1,371,136
Accrued professional fees	172,356	139,871
Accrued research and development	311,036	135,751
Accrued board fees	116,000	125,333
Delaware franchise taxes payable	128,929	97,715
Other accrued expenses	29,968	97,779
Total accounts payable and other current liabilities	$3,352,847	$4,507,676

NOTE 6: STOCK-BASED COMPENSATION

In June 2021, the Intec Israel shareholders voted to approve the Indaptus 2021 Stock Incentive Plan, an equity incentive plan for grants to employees, officers, consultants, directors, and other service providers (the “2021 Plan”), that became effective upon the closing of the Merger. The maximum aggregate number of Shares that may be issued pursuant to this Plan is 1,864,963 shares (the “Pool”); provided, however that the Pool will increase on January 1 of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2024 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of common stock as determined to be appropriate by the Committee (as defined in the 2021 Plan) in its sole discretion. On January 1, 2022 and January 1, 2023 the Pool was increased by 247,758 shares and 252,031 shares, respectively. In no event shall more than 1,864,963 shares be available for issuance for Incentive Stock Options (as defined in the 2021 Plan) under the 2021 Plan.

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

A summary of the stock option activity during the year ended December 31, 2022, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2022	1,174,660	$17.10	9.1	$241,103
Granted	621,450	$4.04	-	$-
Forfeited and cancelled	(123,237)	$6.72	-	$-
Outstanding as of December 31, 2022	1,672,873	$13.01	8.5	$-
Exercisable as of December 31, 2022	601,361	$24.45	7.8	$-
Vested and expected to vest as of December 31, 2022	1,672,873	$13.01	8.5	$-

The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2022	2021
Research and development	$709,527	$387,111
General and administrative	2,247,722	1,123,147
Total stock-based compensation expense	$2,957,249	$1,510,258

As of December 31, 2022, total compensation cost not yet recognized related to unvested stock options was approximately $4.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the years ended December 31, 2022 and 2021 are presented in the table below. The weighted average fair value of stock options issued during the years ended December 31, 2022 and 2021 was $3.27 and $6.92 per share, respectively.

	2022	2021
Stock price	$4.04	$8.80
Exercise price	$4.04	$8.80
Expected term (in years)	5.83	5.73
Volatility	106.6%	103.3%
Risk free rate	2.2%	0.7%
Dividend yield	0.0%	0.0%

The following table presents the exercise price of outstanding stock options as of December 31, 2022:

Exercise price	Options outstanding

$0.01 - $8.00	632,175
$8.01 - $16.00	1,006,000
$16.01 or higher	34,698
Total	1,672,873

NOTE 7: CAPITALIZATION

a.	From the year 2018 to 2021 and prior to the Merger, Decoy entered into a Series Seed Preferred Stock Purchase Agreement (“Series Seed SPA”) and a series of Simple Agreements for Future Equity (“SAFEs”) with accredited investors. On August 3, 2021, the date of closing of the Merger, all outstanding shares issued under the Series Seed Preferred stock and the SAFEs were converted into 835,928 and 766,627 shares of common stock of the Company, respectively.

b.	Pre-funded Warrants and Warrants:

1.	Immediately after the Merger, all of Intec Israel’s warrants were converted into warrants to purchase 227,150 shares of common stock of Indaptus (as further described below).
2.	On July 23, 2021, Indaptus entered into a Purchase Agreement with a certain institutional investor, pursuant to which Indaptus agreed to sell and issue, in a Private Placement, pre-funded warrants (each, a “Pre-Funded Warrant” and collectively, “Pre-Funded Warrants”) to purchase 2,727,273 shares of common stock and warrants to purchase 2,727,273 shares of common stock at a purchase price of $10.99 per Pre-Funded Warrant and associated warrant. Each Pre-Funded Warrant was exercisable at an exercise price of $0.01 per share. The Pre-Funded Warrants were exercisable immediately and at any time until all of the Pre-Funded Warrants are exercised in full. Each warrant is exercisable at an exercise price of $11.00 per share and has a term of five and one-half years from the date of issuance. The Company concluded that the Pre-Funded Warrants and warrants are classified as equity, since they meet all criteria for equity classification. The total net proceeds was approximately $27.3 million, after deducting the placement agent’s fees and other offering expenses payable by Indaptus in the amount of approximately $2.7 million. On August 3, 2021, the Private Placement closed and in September 2021, the Pre-Funded Warrant was fully exercised at an exercise price of $0.01 per share. In addition, in connection with the Private Placement, Indaptus issued to the placement agent a warrant to purchase 136,364 shares of Indaptus’ common stock at an exercise price of $13.75. The fair value of a warrant to purchase one share of Indaptus’ common stock that was issued to the placement agent was $7.16.

As of December 31, 2022, there were 3,090,787 warrants outstanding with weighted average exercise price of $12.50 and weighted average remaining contractual life of 4 years.

c.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of up to $6.3 million. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. The Company’s effective “shelf” registration statement on Form S-3 is under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule.

d.	On December, 22, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations in the Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period (unless extended to a 48-month period pursuant to the Purchase Agreement). The Company will control the timing and amount of sales of the Company’s shares to Lincoln Park. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company (i) issued to Lincoln Park 142,450 shares of common stock, as the initial commitment shares, and (ii) will issue additional commitment shares, of common stock equal to $125,000 divided by the arithmetic average of the ten (10) Nasdaq Official Closing Prices (as defined in the Purchase Agreement) for the common stock immediately preceding the date that the Company has sold over $10,000,000 of shares to Lincoln Park, (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction) provided that the additional commitment shares number shall be no greater than 76,220. On December 23, 2022, the Company filed a Form S-1 covering the resale of up to 4,000,000 shares of common stock comprised of (i) 142,450 initial commitment shares, (ii) up to a maximum of 76,220 additional commitment shares, and (iii) up to 3,781,330 shares of common stock reserved for issuance and sale to Lincoln Park under the Purchase Agreement. The Form S-1 was declared effective on December 30, 2022.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

On July 13, 2022, LTS Lohmann Therapie Systeme AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce (“Request”), naming as respondent the Company’s subsidiary, Intec Israel. The Request alleges that LTS is entitled to payment of Euro 2 million under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. Intec Israel had previously accrued this amount along with other related costs. In 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD) towards the alleged obligation.

On February 7, 2023, Intec Israel settled the dispute with LTS by paying Euro 800,000 (approximately $860,000). As the settlement agreement was finalized after December 31, 2022, the consolidated financial statements for the current year reflect the adjustment resulting from the settlement. The settlement agreement resulted in a reversal of a portion of the accrual for approximately Euro 345,000 (approximately $365,000), which was previously recorded as accrued payable. As a result, the Company also recognized other income of approximately Euro 345,000 (approximately $365,000) in the current year.

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

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of December 31, 2022 are as follows:

Total minimum lease payments in 2023	$82,388
Less: amount representing interest	(1,894)
Present value of operating lease liability	80,494
Less: current portion	(80,494)
Operating lease liability, net of current portion	$-

The Company recognized rent expense of $97,425 and $42,226 during the years ended December 31, 2022 and 2021, respectively. Total cash payments for the operating lease totaled $96,465 and $41,986 during the years ended December 31, 2022 and 2021, respectively.

NOTE 9: INCOME TAXES

As of December 31, 2022, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.

The Company’s provision for income taxes consisted of the following:

	For the year ended December 31,
	2022	2021
Computed “expected” tax benefit	$(3,007,284)	$(1,619,223)
State taxes, net of federal benefit	(8,797)	44,332
Non-deductible items	86,955	-
Change in deferred tax asset valuation allowance	(1,351,029)	1,395,737
Stock-based compensation	544,640	171,727
Return-to-provision adjustments	3,662,174	-
Other	73,371	9,077
Income tax expense	$30	$1,650

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s net deferred tax assets were comprised of the following as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Accrual to cash	$447,973	$331,855
Stock options	234,350	157,196
Property and equipment	451	373
Capitalized R&D	1,054,824	1,199,792
Operating lease liabilities	16,960	35,559
Net operating loss carryforwards	50,244,447	51,780,342
Total gross deferred tax assets	51,999,005	53,505,117

Deferred tax liabilities:
Right-of-use asset	(16,707)	(35,508)
Gross deferred tax liabilities	(16,707)	(35,508)

Less: Deferred tax asset valuation allowance	(51,982,298)	(53,469,609)
Total net deferred tax assets	$-	$-

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize them over five or fifteen years pursuant to IRC Section 174. During 2022, the Company capitalized approximately $5.5 million of research and development expenditures.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance for the years ended December 31, 2022 and 2021. The net change in total valuation allowance for the years ended December 31, 2022 and 2021 was a decrease of $1.5 million and increase of $51.2 million respectively.

On December 31, 2022, the Company has United States federal and state net operating loss (NOL) carryforwards of $19.9 million and $7.5 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $0.8 million will begin to expire in 2036 while federal NOLs generated after 2017 of $19.1 million will carry forward indefinitely. The state NOL carryforwards of $7.5 million will begin to expire in 2035 unless previously utilized. At December 31, 2022, the Company also had Israel NOL carryforwards of $198.0 million. The Israel NOLs carry forward indefinitely.

The Company’s ability to utilize its United States net operating losses may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although the Company has not undergone a Section 382 analysis, it is possible that the utilization of the net operating losses, could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, the Company may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of December 31, 2022 and 2021, the Company recorded no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company files U.S. federal and various state income tax returns and is subject to examination for tax years back to 2019 and 2018 for federal and state purposes, respectively, and its NOL’s dating back to inception are subject to adjustment by the taxing authorities if claimed on future tax filings for which the statute remain open to examination. The Company also files Israeli tax returns and is subject to examination for tax years back to 2018. The Company is not currently under audit by the Internal Revenue Service or other similar national, state and local authorities.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2022, the date of these consolidated financial statements, through March 17, 2023, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the year ended December 31, 2022. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except for the settlement agreement with LTS as described in Note 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Disclosure Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control- Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under applicable SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

The following table sets forth information relating to our executive officers and directors as of March 17, 2023.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	56	Chief Executive Officer and Director
Michael J. Newman, Ph.D.	67	Chief Scientific Officer and Director
Nir Sassi	47	Chief Financial Officer
Walt A. Linscott, Esq.	62	Chief Business Officer

Non-Executive Directors
Dr. Roger J. Pomerantz	66	Chairman of the Board of Directors
Hila Karah	54	Director
Anthony J. Maddaluna	70	Director
William B. Hayes	57	Director
Mark J. Gilbert, M.D.	62	Director
Brian O’Callaghan	63	Director
Robert E. Martell, M.D., Ph.D.	60	Director

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

Michael J. Newman, Ph.D. has served as our Chief Scientific Officer and a member of our board of directors since August 2021. Dr. Newman is a pharmaceutical/biotechnology executive with over 35 years of experience carrying out and managing oncology research and development, in addition to undergraduate and graduate research and training in microbiology. He was the Founder, President, Chief Executive Officer and a member of the board of directors of Decoy (from August 2013 to August 2021). His previous positions also include faculty appointments in Biochemistry at Brandeis University (from 1984 to 1987) and the Roche Institute of Molecular Biology (from 1987 to 1992), Senior Associate Director of Oncology at Sandoz Pharmaceuticals (world-wide head of Cancer Biology), and Executive Director of Oncology at Novartis Pharmaceuticals (Head of Cancer Biology in the U.S.) (from 1992 to 1997), and senior management at several Biotechnology companies (from 1998 to 2012). Dr. Newman received a bachelor’s degree in biology from the University of California at San Diego, a Ph.D. in Cell and Developmental Biology from Harvard Medical School (National Science Foundation Pre-Doctoral Fellow) and carried out post-doctoral research at Cornell University. We believe that Dr. Newman is qualified to serve on our board of directors because of his extensive scientific and research background, as well as his experience as founder and CEO of Decoy.

Nir Sassi has served as our Chief Financial Officer since July 2021 and served as Intec Israel’s Chief Financial Officer from March 2010 until the Merger (other than from January 2015 to August 2016, during which period Mr. Sassi served as Intec Israel’s VP Finance), and its President from March 2021 until the Merger. Prior to his service with Intec Israel, Mr. Sassi served as a Senior Manager at PricewaterhouseCoopers Israel, an accounting firm, from 2002 until 2010, including two years relocation to the PricewaterhouseCoopers New York office. Mr. Sassi is a certified public accountant in Israel and has a bachelor’s degree in economics and accounting from Ben Gurion University in Be’er Sheva, Israel.

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

Non-Employee Directors

Dr. Roger J. Pomerantz has served as our Chairman since July 2021 and previously served on Intec Israel’s board of directors from March 2018 until the Merger. Dr. Pomerantz has served as Chairman and Chief Executive Officer of Contrafect Corporation (Nasdaq: CFRX) since April 2019 and Vice Chairman of Contrafect since May 2014. Previously, Dr. Pomerantz was a Venture Partner at Flagship Pioneering from 2014 through 2019. In addition, from November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB), a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. Dr. Pomerantz has served as a member of the board of directors of Viracta (Nasdaq: VIRX) since June 2020 and was appointed Chair in September 2020. Since February 2020, he served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT) and was previously a member of the board of directors of Rubius Therapeutics (Nasdaq: RUBY). Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

Hila Karah has served on our board since July 2021 and previously served as a member of Intec Israel’s board of directors since December 2009 until the Merger. Ms. Karah is an experienced board director and since 2013 serves as an independent business consultant to private and public companies on strategy, operations, financing, regulatory and corporate governance. From November 2017 to September 2018, Ms. Karah was the executive chairperson of FloraFotonica Ltd., an Israeli Agro Tech startup. From 2006 until 2013, Ms. Karah was the chief investment officer of Eurotrust Ltd., a family office, where she focused primarily on investments in life science, internet and high-tech companies. Prior to joining Eurotrust, Ms. Karah served as a senior analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund. Prior to her position at Perceptive, Ms. Karah was a research analyst at Oracle Partners Ltd., a healthcare-focused hedge fund based in Connecticut. Ms. Karah has served on the board of Cyren Ltd., a cyber security company (Nasdaq, TASE: CYRN), since 2008 and the board of Dario Health Corp. (Nasdaq: DRIO) since 2014. She also serves on the board of several private companies. Ms. Karah has a BA in molecular and cell biology from the University of California, Berkeley, and has studied at the UCSB - UCSF Joint Medical Program. We believe Ms. Karah is qualified to serve on our board of directors because of her longstanding service with Intec Israel, her investment career in life science companies, her scientific background and experience serving on public company boards.

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

Brian O’Callaghan has served on our board since July 2021 and previously served on Decoy’s board of directors since November 2018 until the Merger. Mr. O’Callaghan is a life science executive with extensive experience within the biotech, big pharma and contract research organization (CRO) sectors. Since November 2020, Mr. O’Callaghan has been the Chief Executive Officer of ObsEva, a clinical stage biopharmaceutical company developing novel therapies to improve women’s health, leading the company through its future development, regulatory filings and product launches. Prior to joining ObsEva, Brian has held Chief Executive Officer positions at Petra Pharma (May 2017 to June 2020), Sonrgy (May 2015 to May 2017), Acucela, Sangart and BioPartners, as well as having held senior management positions at Pfizer, Merck Serono, Novartis, Covance and NPS Pharmaceuticals. Mr. O’Callaghan has experience running both public and private companies, mergers and acquisitions, initial public offerings, fundraising, divestments, spin-outs, and strategic alliances. His operational experience is also wide ranging, having managed multiple businesses and programs, across many therapeutic areas, from concept through to commercialization. He also has extensive board of director experience, having served on numerous biotech and 501(c)(3) nonprofit boards, including serving on the board of directors of Bolt Therapeutics, Inc. (Nasdaq: BOLT) since 2021. Mr. O’Callaghan earned a Masters of Business Administration from the Henley School of Business at the University of Reading. We believe Mr. O’Callaghan is qualified to serve on our board of directors because of his extensive executive management experience.

Mark J. Gilbert has served on our board of directors since November 2021. Dr. Gilbert brings more than 30 years of experience in global medical and clinical research and development, and management of medical affairs. From March 2019 to March 2022, Dr. Gilbert served as Executive Vice President of Research and Development at Acepodia, Inc., a clinical-stage biotechnology company addressing gaps in cancer care. and since June 2021, Dr. Gilbert has served as a Clinical Development Advisor to Decoy Biosystems, Inc., the Company’s wholly owned-subsidiary. In addition, from July 2022, Dr. Gilbert serves as the Clinical Development Advisor at Tune Therapeutics, a biotechnology company focused on epigenetic edited-therapeutic medicines; from October 2020, Dr. Gilbert serves as the Chairman of the Scientific Advisory Board at Inceptor Bio, LLC, a biotechnology company developing multiple next-generation cell and gene therapy platforms for underserved and difficult-to-treat cancers, and has served as a member of their board of directors since November 2022; from October 2020, he serves as a Strategic Advisor at Kineticos Ventures, a firm providing advisory services and capital to emerging life sciences firms; and from March 2020, he serves as Chief Medical Officer of JW Therapeutics, a biotechnology company focused on cell immunotherapy products. Prior to these positions, between November 2013 and January 2020, Dr. Gilbert was the Chief Medical Officer of Juno Therapeutics Inc., a biopharmaceutical company, where he led the clinical development of some of the first CAR-T cell therapies. Before that, Dr. Gilbert held leadership positions at Bayer Schering Pharma AG, where he served as Vice President and Head of Global Clinical Development, Therapeutic Area Oncology; Berlex Pharmaceuticals, Inc., where he served as Vice President of Medical Affairs, Oncology, and Vice President and Head of Global Medical Development Group, Oncology; and Immunex Corporation, where he served as Senior Medical Director, Clinical Research and Development. Between May 2019 and May 2021, Dr. Gilbert served as an Independent Director of Silicon Therapeutics, Inc., a fully integrated drug design and development company. Dr. Gilbert earned a Bachelor of Science degree in Biochemistry from the University of Iowa and a Medical Doctor degree from the University of Iowa College of Medicine. He trained in internal medicine, infectious disease and medical oncology at the University of California, San Francisco, and the University of Washington, respectively. We believe Dr. Gilbert is qualified to serve on our board of directors because of his significant scientific and executive in drug development and in the pharmaceutical industry.

Robert E. Martell, M.D., Ph.D. has served on our board of directors since February 2023. Dr. Martell brings more than 20 years of experience in the pharmaceutical industry. Since June 2018, Dr. Martell serves as Head of Research and Development at Curis, Inc., a biotechnology company focused on the development of innovative therapeutics for the treatment of cancer, and served on its board of directors from November 2011 to May 2018. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell also currently serves as an attending physician at Tufts University Medical Center, a position he has held since 2009. Prior to these positions, from 2012 to 2015, Dr. Martell served as the Chief Medical Officer of Tesaro, Inc., an oncology-focused biopharmaceutical company, where he had led the medical and pharmacological aspects of development. Before that, from 2005 to 2009, he served as the Chief Medical Officer of MethylGene, Inc., a publicly traded biopharmaceutical company focused on cancer therapeutics, where he had oversight of all aspects of clinical strategy and development. He also held positions as Director of Oncology Global Clinical Research at Bristol-Myers Squibb, a biopharmaceutical company, from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division from 2000 to 2002. In addition, Dr. Martell has held a number of academic positions, including at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005, and at Duke Medical Center from 1998 to 2000 where he achieved the rank of Assistant Professor. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke. We believe Dr. Martell is qualified to serve on our board of directors due to his significant experience in research and development and as a Chief Medical Officer of public biopharmaceutical companies.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at http://www.indaptusrx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report.

Other

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2022 about shares of our common stock that may be issued upon the exercise of options under the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan, or the 2021 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders(2)	1,672,873	$13.01	314,494
Equity compensation plans not approved by security holders	—	—	—
Total	1,672,873	$13.01	314,494

(1)	The weighted average remaining term for the expiration of stock options under the 2021 Plan is 8.5 years.
(2)	Our 2021 Plan has an evergreen provision that allows for an annual increase beginning on January 1, 2022 and ending on and including January 1, 2024, equal to the lesser of (A) 3% of the aggregate number of shares of our shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by our board of directors.

Other

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

(a)(2) Financial Statement Schedules.

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit No.	Exhibit Description
2.1++	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc., Domestication Merger Sub Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on March 15, 2021)
2.2	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc. and Domestication Merger Sub Ltd. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on April 30, 2021)
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.3	Amendment No. 1 to Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Intec Parent, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
4.1	Description of Securities Registered under Section 12 (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2021)
4.2	Form of Ordinary Share Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.2 to Intec Israel’s Current Report on Form 8-K filed with the SEC on May 6, 2020)
4.3	Form of Series A Common Stock Purchase Warrant of Intec Parent, Inc.(incorporated herein by reference to Exhibit 10.3 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.1*+	Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan
10.1+	First Amendment to the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.2*+	Form of Option Award Agreement
10.3+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.4+	Employment Agreement between Jeffrey Meckler and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.5+	Employment Agreement between Michael J. Newman, Ph.D. and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.6+	Employment Agreement between Walt Linscott and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.7+	Employment Agreement between Nir Sassi and Indaptus Therapeutics, Inc., effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022)
10.8	Form of Securities Purchase Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.9	Form of Registration Rights Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.10	At the Market Offering Agreement, dated June 1, 2022, by and between Indaptus Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on September 1, 2022)
10.11	Purchase Agreement, dated December 22, 2022, by and between Indaptus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022)
10.12	Registration Rights Agreement, dated December 22, 2022, by and between Indaptus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2022)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2021)
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith

#	Furnished herewith

+	Indicates management contract or compensatory plan.

++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: March 17, 2023	By:	/s/ Jeffrey A. Meckler
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

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Director	March 17, 2023
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 17, 2023
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Michal J. Newman, Ph.D.	Chief Scientific Officer and Director	March 17, 2023
Michael J. Newman, Ph.D.

/s/ Roger J. Pomerantz, M.D.	Chairman of the Board of Directors	March 17, 2023
Dr. Roger J. Pomerantz, M.D.

/s/ Hila Karah	Director	March 17, 2023
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 17, 2023
Anthony J. Maddaluna

/s/ Brian O’Callaghan	Director	March 17, 2023
Brian O’Callaghan

/s/ Mark J. Gilbert	Director	March 17, 2023
Mark J. Gilbert

/s/ William B. Hayes	Director	March 17, 2023
William B. Hayes

/s/ Robert E. Martell, M.D., Ph.D.	Director	March 17, 2023
Robert E. Martell, M.D., Ph.D.

