Form 10-Q
period 2023-03-31
Indaptus Therapeutics, Inc.
filed 2023-05-11
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of May 11, 2023 was 8,401,047.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates development, including the timing and design of the Phase I clinical trial of Decoy20; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; and the sufficiency of our cash, cash equivalents and marketable securities to fund our ongoing activities; the impact of current macroeconomic conditions on our operations; ability to access capital, and liquidity; and any impact of the COVID-19 pandemic on our business.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Summary Risk Factors,” Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

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

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

ii

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involve a lengthy and expensive process with an uncertain outcome. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

●	We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We currently rely on third parties for the manufacture of our product candidates during clinical development, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

●	The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

●	Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

iii

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

●	Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

iv

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,805,146	$9,626,800
Marketable securities	14,875,693	16,806,009
Prepaid expenses and other current assets	470,751	811,433

Total current assets	22,151,590	27,244,242

Non-current assets:
Property and equipment, net	1,698	2,019
Right-of-use asset	236,506	79,294
Other assets	754,728	738,251

Total non-current assets	992,932	819,564

Total assets	$23,144,522	$28,063,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,722,622	$3,352,847
Operating lease liability, current portion	99,837	80,494

Total current liabilities	1,822,459	3,433,341

Non-current liabilities:
Operating lease liability, net of current portion	136,669	-

Total non-current liabilities	136,669	-

Total liabilities	1,959,128	3,433,341

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 8,401,047 shares issued and outstanding as of March 31, 2023 and December 31, 2022	84,011	84,011
Additional paid in capital	55,170,849	54,443,705
Accumulated deficit	(34,246,923)	(29,993,685)
Accumulated other comprehensive income	177,457	96,434

Total stockholders’ equity	21,185,394	24,630,465

Total liabilities and stockholders’ equity	$23,144,522	$28,063,806

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,879,900	$1,297,098
General and administrative	2,575,266	2,104,975

Total operating expenses	4,455,166	3,402,073

Loss from operations	(4,455,166)	(3,402,073)

Other income, net	201,928	36,919

Net loss	$(4,253,238)	$(3,365,154)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.51)	$(0.41)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597
Net loss	$(4,253,238)	$(3,365,154)
Other comprehensive income (loss):
Reclassification adjustment for realized gain on marketable securities included in net loss	(129,229)	-
Unrealized gain (loss) on marketable securities	210,252	(9,221)
Comprehensive loss	$(4,172,215)	$(3,374,375)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	capital	deficit	Income (Loss)	Total

Balance, January 1, 2022	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	831,183	-	-	831,183
Change in unrealized loss on marketable securities	-	-	-	-	(9,221)	(9,221)
Net loss	-	-	-	(3,365,154)	-	(3,365,154)
Balance, March 31, 2022	8,258,597	$82,586	$52,319,064	$(19,036,041)	$(9,221)	$33,356,388

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465

Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for realized gain on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)

Balance, March 31, 2023	8,401,047	$84,011	$55,170,849	$(34,246,923)	$177,457	$21,185,394

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,253,238)	$(3,365,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	534
Stock-based compensation	727,144	831,183
Realized gain on marketable securities	(129,229)	-
Realized gain on assets held for sale	-	(24,155)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	324,205	364,708
Accounts payable and other current liabilities	(1,630,225)	(925,204)
Operating lease right-of-use asset and liability, net	(1,200)	360
Net cash used in operating activities	(4,962,222)	(3,117,728)

Cash flows from investing activities:
Proceeds received for assets held for sale	-	172,555
Maturity of marketable securities	9,000,000	-
Purchase of marketable securities	(6,859,432)	(2,970,681)
Net cash provided by (used in) investing activities	2,140,568	(2,798,126)

Net decrease in cash and cash equivalents	(2,821,654)	(5,915,854)

Cash and cash equivalents at beginning of period	9,626,800	39,132,165

Cash and cash equivalents at end of period	$6,805,146	$33,216,311

Noncash investing and financing activities
Change in unrealized gain/loss on marketable securities	$81,023	$-
ASC 842 lease renewal option exercise	$236,506	$-
Reclassification of security deposit	$16,477	$-
Supplemental Disclosures
Cash received for interest earned on deposits	$36,123	$1,318

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

The Company is subject to general conditions and macroeconomic factors in the global economy including increasing concerns over banking failures and bailouts and their potential broader effect on the banking sector generally and on the biotechnology industry. Additionally, inflation, rising interest rates, overall economic conditions and uncertainties, and the risk of a severe or prolonged economic downturn could result in a variety of risks, including the Company’s ability to raise additional funding on a timely basis or on acceptable terms and may additionally impact third parties upon which the Company relies to carry out its operations.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception, has an accumulated deficit as of March 31, 2023 of $34.2 million, and expects to incur future additional losses as clinical testing and commercialization of the Company’s product candidates will require significant additional financing. The Company believes it has adequate cash to fund its ongoing activities into the second quarter of 2024.

Management plans to raise additional capital through equity and/or debt financings, or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the recent events in the banking sector, ongoing conflict between Russia and Ukraine, and the lingering impact from the COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2023, and the consolidated results of operations, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2023, and 2022.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 17, 2023. The condensed consolidated balance sheet data as of December 31, 2022, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2022, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

Principles of consolidation

The consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options, warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the three months ended March 31,
	2023	2022
Outstanding stock options	1,873,929	1,580,623
Warrants	3,090,787	3,090,787

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

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which services or materials are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid expense, which will be amortized or expensed as the contracted services are performed.

Recently adopted accounting standard

On January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended its guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31,	December 31,
	2023	2022
Prepaid insurance	$363,478	$610,208
Prepaid research and development	12,689	80,910
Other receivables	19,062	-
Other prepaid expenses	75,522	120,315
Total prepaid expenses and other current assets	$470,751	$811,433

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$382,099	$1,378,316
Accrued employee costs	430,006	1,216,242
Accrued professional fees	246,295	172,356
Accrued research and development	472,155	311,036
Accrued board fees	122,583	116,000
Delaware franchise taxes payable	50,000	128,929
Other accrued expenses	19,484	29,968
Total accounts payable and other current liabilities	$1,722,622	$3,352,847

NOTE 5: STOCK-BASED COMPENSATION

The Company has an equity incentive plan for grants to employees, officers, consultants, directors, and other service providers that was approved in 2021 (the “2021 Plan”). The maximum aggregate number of Shares that may be issued pursuant to this 2021 Plan is 1,864,963 shares (the “Pool”); provided, however that the Pool will increase on January 1 of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2024 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of common stock as determined to be appropriate by the Committee (as defined in the 2021 Plan) in its sole discretion. On January 1, 2022 and January 1, 2023, the Pool was increased by 247,758 shares and 252,031 shares, respectively. In no event shall more than 1,864,963 shares be available for issuance for Incentive Stock Options (as defined in the 2021 Plan) under the 2021 Plan.

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

A summary of the stock option activity during the three months ended March 31, 2023, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2023	1,672,873	$13.01	8.5	$-
Granted	255,750	$1.62	-	$-
Outstanding as of March 31, 2023	1,928,623	$11.50	8.5	$-
Exercisable as of March 31, 2023	791,345	$20.12	7.8	$-
Vested and expected to vest March 31, 2023	1,928,623	$11.50	8.5	$59,380

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended March 31,
	2023	2022
Research and development	$192,544	$170,163
General and administrative	534,600	661,020
Total stock-based compensation expense	$727,144	$831,183

As of March 31, 2023, total compensation cost not yet recognized related to unvested stock options was approximately $4.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the three months ended March 31, 2023 are presented in the table below. The weighted average fair value of stock options issued during the three months ended March 31, 2023 was $1.35 per share.

F-8

2023
Stock price	$1.62
Exercise price	$1.62
Expected term (in years)	5.9
Volatility	109.7%
Risk free rate	3.5%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of March 31, 2023:

Exercise price	Options outstanding
$0.01 - $8.00	887,925
$8.01 - $16.00	1,006,000
$16.00 or higher	34,698
Total	1,928,623

NOTE 6: CAPITALIZATION

a.	As of March 31, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock authorized and 8,401,047 shares of common stock issued and outstanding.
b.	As of March 31, 2023 and December 31, 2022, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of March 31, 2023, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 3.7 years.

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

On February 7, 2023, Intec Israel settled the dispute with LTS by paying Euro 800,000 (approximately $860,000). As the settlement amount was less than the amount accrued, the Company also recognized other income of approximately Euro 345,000 (approximately $365,000) during the year ended December 31, 2022.

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

On April 19, 2023, the Company executed an amendment to the lease agreement to extend the lease through October 31, 2025. Accordingly, the Company remeasured its operating lease liability under the agreement and recognized an incremental lease liability and right-of-use asset of $236,506. The remeasurement was based on a 9% incremental borrowing rate.

Future minimum lease payments for the years ending December 31, under the Company’s noncancelable operating lease as of March 31, 2023 are as follows:

2023	$74,537
2024	101,705
2025	86,862
Total minimum lease payments	263,104
Less: amount representing interest	(26,598)
Present value of operating lease liability	236,506
Less: current portion	(99,837)
Operating lease liability, net of current portion	$136,669

The Company recognized rent expense of $24,356 and $26,542 during the three months ended March 31, 2023 and 2022, respectively. Cash payments for the operating lease totaled $24,716 and $26,182 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2023, the date of these unaudited condensed consolidated financial statements, through May XX, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the period ended March 31, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, in this Quarterly Report, the terms “Indaptus,” “the Company,” “we,” “us” and “our” refer to Indaptus Therapeutics, Inc. (formerly Intec Parent, Inc., the successor of Intec Pharma Ltd. following the domestication merger) and, where appropriate, its consolidated subsidiaries following the domestication merger and the reverse merger described in our previous periodic reports. References to “Intec Israel” refer to Intec Pharma Ltd., the predecessor of Indaptus prior to the domestication merger, and references to “Decoy” refer to Decoy Biosystems, Inc., the entity acquired by Indaptus in connection with the reverse merger.

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023 (the “2022 Annual Report on Form 10-K”). The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part II. Item 1A. Risk Factors” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described below. Please also see the “Cautionary Note Regarding Forward-Looking Statements” section in the forepart of this Quarterly Report.

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

In May 2022, the U.S. Food and Drug Administration, or the FDA, cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (“PK”), pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response.

Impact of Macroeconomic Conditions and the COVID-19 Pandemic on our Operations

Economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the current economic downturn is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, the lingering impact of the COVID-19 pandemic may continue to affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials.

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

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. These risks and uncertainties associated with our research and development projects are discussed more fully in “Part II. Item 1A. Risk Factors - We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following tables sets forth our results of operations for the three months ended March 31, 2023 and 2022 and the relative dollar change between the two periods.

	Three months ended
	March 31,		Change
	2023	2022	($)%
Operating expenses:
Research and development	$1,879,900	$1,297,098	$582,802	45%
General and administrative	2,575,266	2,104,975	470,291	22%

Total operating expenses	4,455,166	3,402,073	1,053,093	31%

Loss from operations	(4,455,166)	(3,402,073)	(1,053,093)	31%

Other income, net	201,928	36,919	165,009	447%

Net loss	$(4,253,238)	$(3,365,154)	$(888,084)	26%
Net loss attributable to common stockholders per share, basic and diluted	$(0.51)	$(0.41)	$(0.10)	24%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2023 amounted to approximately $1.9 million, an increase of approximately $600,000, or approximately 45%, compared to approximately $1.3 million for the three months ended March 31, 2022. This increase was attributable primarily to (i) an increase of approximately $250,000 for payroll and related expenses and (ii) an increase of approximately $330,000 for our Phase 1 clinical trial. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2023 amounted to approximately $2.6 million, an increase of approximately $500,000, or approximately 22%, compared to approximately $2.1 million for the three months ended March 31, 2022. This increase was attributable primarily to an increase of approximately $650,000 for legal fees, recruitment costs and other professional fees and was primarily offset by a decrease of approximately $200,000 in directors’ and officers’ insurance expenses and in payroll and related expenses. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

Other income, net increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily as a result of interest earned on deposits and realized gain on marketable securities.

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

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $6.3 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. No shares of common stock have been sold to date under the ATM Agreement.

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

Upon execution of the purchase agreement, we issued to Lincoln Park 142,450 initial commitment shares and are obligated to issue additional shares of common stock to Lincoln Park with a value of $125,000, calculated in accordance with the purchase agreement, on the date we have sold over $10.0 million shares of common stock under the purchase agreement, up to a maximum of 76,220 shares of common stock (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction), in each case as consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock at our direction under the purchase agreement. Additionally, we have reserved up to 3,781,330 shares of our common stock for issuance and sale to Lincoln Park under the purchase agreement from time to time, if and when we determine to sell additional shares to Lincoln. No shares of common stock have been sold to Lincoln Park to date.

As of March 31, 2023, we had approximately $21.7 million in cash, cash equivalents, and marketable securities, and we believe that this balance is sufficient to fund our ongoing activities into the second quarter of 2024. We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $5.0 million for the three months ended March 31, 2023, compared with net cash used in operating activities of approximately $3.1 million for the three months ended March 31, 2022. The $1.9 million increase in net cash used was primarily attributable to an increase in our spending related to research and development activities in connection with the Phase 1 clinical trial and an increase in general and administrative expenses.

Investing Activities

Net cash provided by investing activities was approximately $2.1 million for the three months ended March 31, 2023 which was related to the maturity of $9.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities. Net cash used in investing activities was approximately $2.8 million for the three months ended March 31, 2022 which was primarily related to net investment in marketable securities in the amount of approximately $3.0 million, offset by approximately $0.2 million from the proceeds received for assets held for sale.

Financing Activities

There was no net cash provided by or used in financing activities in the three months ended March 31, 2023 and 2022.

Funding Requirements

Our operating expenses have increased substantially since 2022 and are expected to continue to increase in the future in connection with our ongoing activities, particularly as we expect our research and development expenses to increase substantially as we continue to ramp up our clinical development activities and incur expenses associated with our Phase 1 clinical trial and with hiring additional personnel to support our research and development efforts. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

We believe that our existing cash and cash equivalents and marketable securities as of March 31, 2023 are adequate to fund our ongoing activities into the second quarter of 2024.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of the COVID-19 pandemic (including any variants thereof) on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic and current macroeconomic conditions and market volatility. As a result, we may face difficulties raising capital through sales of our common stock on acceptable terms, if at all. See “Risk Factors” in Part II. Item 1A of this Quarterly Report. If we are unable to raise capital when needed or on attractive terms, we may be required to delay or reduce the scope of or eliminate our research or development programs and other operations or future commercialization efforts and make necessary change to our operations to reduce the level of our expenditures in line with available resources.

Contractual Obligations

Operating lease payments represent our commitment for future rent made under non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation at March 31, 2023 were approximately $263,000, of which approximately $100,000 is due in the next twelve months and the remaining payments are due over the following years. For additional details regarding our lease, see Note 7 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed by us, including the use of estimates, are presented in the notes to our annual financial statements included in our 2022 Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Annual Report on Form 10-K. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report on Form 10-K.

Recently Adopted Accounting Standard

On January 1, 2023, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended its guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 13, 2022, LTS Lohmann Therapie Systeme AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce (“Request”), naming as respondent the Company’s subsidiary, Intec Israel. The Request alleges that LTS is entitled to payment of Euro 2 million under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. Intec Israel had previously accrued this amount along with other related costs. In August 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD) towards the alleged obligation, and on February 7, 2023, Intec Israel settled the dispute with LTS by paying Euro 800,000 (approximately $860,000).

Apart from the foregoing, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

Item 1A. Risk Factors

You should carefully consider the factors described below, together with all of the other information contained in this Quarterly Report, including the condensed consolidated financial statements and the related notes included in this Quarterly Report beginning on page F-1, before deciding whether to invest in our common stock. If any of the risks discussed below actually occur, our business, financial condition, operating results and cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biotechnology company focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of our product candidates are in the pre-clinical or early clinical development stage, and none of our product candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2022, and 2021, we reported net losses of approximately $14.3 million and approximately $7.7 million, respectively, and as of March 31, 2023, we had an accumulated deficit of approximately $34.2 million.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

●	the number and characteristics of the product candidates we seek to develop or commercialize;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which we may offer and sell from time to time shares of our common stock for aggregate gross proceeds of up to $3.7 million. Additionally, in December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period (unless extended to a 48-month period pursuant to the terms thereof). We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

In addition, disruptions caused by the COVID-19 pandemic (including any variants thereof) or any future pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

Patient enrollment for any of our clinical trials may be affected by other factors, including:

●	size and nature of the targeted patient population;

●	severity of the disease or condition under investigation;

●	availability and efficacy of approved therapies for the disease or condition under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	continued enrollment of prospective patients by clinical trial sites;

●	the risk that patients enrolled in clinical trials will drop out of such trials before completion; and

●	delays or difficulties in enrollment and completion of studies due to the COVID-19 pandemic or any future pandemics.

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

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the effectiveness of our approved product candidates as compared to currently available products;

●	patient willingness to adopt our approved product candidates in place of current therapies;

●	our ability to provide acceptable evidence of safety and efficacy;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	restrictions on use in combination with other products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

●	effectiveness of our or our partners’ sales and marketing strategy;

●	our ability to obtain sufficient third-party coverage or reimbursement; and

●	potential product liability claims.

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

Filing, prosecuting and defending patents on product candidates throughout the world could be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Pandemics, epidemics or other infectious disease outbreaks have in the past and could in the future negatively affect our business. The COVID-19 pandemic has affected the United States and global economies and has affected our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic has affected, and may continue to affect, the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic (including any variants thereof) is difficult to assess or predict, the current economic downturn and volatility in the global financial markets related to the COVID-19 pandemic may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic (including any variants thereof) or any future pandemic, epidemic or outbreak of an infectious disease is highly uncertain and cannot be predicted.

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

Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the changes brought about by the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, similar to the unprecedented COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock, which would result in substantial losses by our investors.

Further, the stock market in general, the Nasdaq Capital Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like theirs. See also “-General Risk Factors - “Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.” Broad market and industry factors may negatively affect the market price of our common stock regardless of our actual operating performance. In addition, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such securities litigation, it could result insubstantial costs and a diversion of management’s resources and attention, which could harm our business. Future sales of our common stock could also reduce the market price of our stock.

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

Intec Israel intended for the Merger to qualify as a Section 351(a) Exchange. The position of Intec Israel is not binding on the IRS or the courts, and Intec Israel does not intend to request a ruling from the IRS with respect to the Merger. Accordingly, there can be no assurance that the IRS will not challenge the qualification of the Domestication Merger and the Merger as a Section 351(a) Exchange or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Domestication Merger was not treated as part of a Section 351(a) Exchange, the Domestication Merger could be a taxable event to the former U.S. holders of ordinary shares of Intec Israel. Former holders of Intec Israel’s ordinary shares are urged to consult with their own tax advisors with respect to the tax consequences of the Domestication Merger.

Notwithstanding that the Domestication Merger and the Merger together are intended to qualify as a Section 351(a) Exchange, the Domestication Merger could be a taxable event for certain former U.S. Holders of Intec Israel ordinary shares.

Subject to the limitations and qualifications described in “The Merger - Material U.S. Federal Income Tax Consequences of the Domestication Merger and the Merger,” described in the registration statement on Form S-4, as amended (File No. 333-255389), filed by us with the SEC, or the Form S-4, including the application of the passive foreign investment company, or PFIC rules, the Domestication Merger is intended to qualify, taken together with the Merger, as a Section 351(a) Exchange. Nonetheless, certain former U.S. Holders of Intec Israel’s ordinary shares are likely to be taxed under the PFIC rules of the Code because of the likelihood that Intec Israel is classified as a PFIC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.3	Amendment No. 1 to Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.1	Indaptus Therapeutics, Inc. Non-Employee Director Compensation Program (Effective April 2, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.
Date: May 11, 2023	By:
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

