Form 10-Q
period 2023-06-30
Indaptus Therapeutics, Inc.
filed 2023-08-14
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s common stock outstanding as of August 11, 2023 was 8,401,047.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates development, including the timing and design of the Phase 1 clinical trial of Decoy20; the timing of the enrollment of the second cohort of patients in the Phase 1 trial, and our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; and the sufficiency of our cash, cash equivalents and marketable securities to fund our ongoing activities; the impact of current macroeconomic conditions on our operations; ability to access capital, and liquidity; and any impact of a pandemic, epidemic or other future health crisis, such as the COVID-19 pandemic on our business.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involve a lengthy and expensive process with an uncertain outcome. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

ii

●	We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We currently rely on third parties for the manufacture of our product candidates during clinical development, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

●	The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

●	Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

●	Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

iii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,698,387	$9,626,800
Marketable securities	6,993,588	16,806,009
Prepaid expenses and other current assets	180,784	811,433

Total current assets	19,872,759	27,244,242

Non-current assets:
Property and equipment, net	1,376	2,019
Right-of-use asset	215,846	79,294
Other assets	754,728	738,251

Total non-current assets	971,950	819,564

Total assets	$20,844,709	$28,063,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,002,625	$3,352,847
Operating lease liability, current portion	100,421	80,494

Total current liabilities	2,103,046	3,433,341

Non-current liabilities:
Operating lease liability, net of current portion	116,170	-

Total non-current liabilities	116,170	-

Total liabilities	2,219,216	3,433,341

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 8,401,047 shares issued and outstanding as of June 30, 2023 and December 31, 2022	84,011	84,011
Additional paid in capital	55,899,315	54,443,705
Accumulated deficit	(37,491,988)	(29,993,685)
Accumulated other comprehensive income	134,155	96,434

Total stockholders’ equity	18,625,493	24,630,465

Total liabilities and stockholders’ equity	$20,844,709	$28,063,806

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,480,485	$1,506,165	$3,360,385	$2,803,263
General and administrative	2,014,777	2,363,095	4,590,043	4,468,070

Total operating expenses	3,495,262	3,869,260	7,950,428	7,271,333

Loss from operations	(3,495,262)	(3,869,260)	(7,950,428)	(7,271,333)

Other income, net	250,197	33,758	452,125	70,677

Net loss	$(3,245,065)	$(3,835,502)	$(7,498,303)	$(7,200,656)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.39)	$(0.46)	$(0.89)	$(0.87)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597	8,401,047	8,258,597
Net loss	$(3,245,065)	$(3,835,502)	$(7,498,303)	$(7,200,656)
Other comprehensive income (loss):
Reclassification adjustment for interest earned on marketable securities included in net loss	(161,197)	-	(290,426)	-
Unrealized gain (loss) on marketable securities	117,895	(17,716)	328,147	(26,937)
Comprehensive loss	$(3,288,367)	$(3,853,218)	$(7,460,582)	$(7,227,593)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	capital	deficit	Income (Loss)	Total

Balance, January 1, 2022	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	831,183	-	-	831,183
Other comprehensive loss	-	-	-	-	(9,221)	(9,221)
Net loss	-	-	-	(3,365,154)	-	(3,365,154)
Balance, March 31, 2022	8,258,597	82,586	52,319,064	(19,036,041)	(9,221)	33,356,388
Stock-based compensation	-	-	904,395	-	-	904,395
Other comprehensive loss	-	-	-	-	(17,716)	(17,716)
Net loss	-	-	-	(3,835,502)	-	(3,835,502)
Balance June 30, 2022	8,258,597	$82,586	$53,223,459	$(22,871,543)	$(26,937)	$30,407,565

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)

Balance, March 31, 2023	8,401,047	$84,011	$55,170,849	$(34,246,923)	$177,457	$21,185,394
Stock-based compensation	-	-	728,466	-	-	728,466
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(161,197)	(161,197)
Change in unrealized gain on marketable securities	-	-	-	-	117,895	117,895
Net loss	-	-	-	(3,245,065)	-	(3,245,065)
Balance June 30, 2023	8,401,047	$84,011	$55,899,315	$(37,491,988)	$134,155	$18,625,493

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,498,303)	$(7,200,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	1,068
Stock-based compensation	1,455,610	1,735,578
Interest earned on marketable securities	(290,426)	-
Realized gain on assets held for sale	-	(24,155)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	614,172	845,769
Accounts payable and other current liabilities	(1,350,222)	(981,642)
Other assets	-	(642,572)
Operating lease right-of-use asset and liability, net	(455)	720
Net cash used in operating activities	(7,068,981)	(6,265,890)

Cash flows from investing activities:
Proceeds received for assets held for sale	-	172,555
Maturity of marketable securities	17,000,000	-
Purchase of marketable securities	(6,859,432)	(18,780,018)
Net cash provided by (used in) investing activities	10,140,568	(18,607,463)

Net increase (decrease) in cash and cash equivalents	3,071,587	(24,873,353)

Cash and cash equivalents at beginning of period	9,626,800	39,132,165

Cash and cash equivalents at end of period	$12,698,387	$14,258,812

Noncash investing and financing activities
Change in unrealized gain/loss on marketable securities	$37,721	$-
ASC 842 lease renewal option exercise	$236,506	$-
Reclassification of security deposit	$16,477	$-
Supplemental Disclosures
Cash paid for income taxes	$1,600	$2,400
Cash received for interest earned on deposits	$127,013	$-

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the six months ended June 30, 2023, the Company incurred a net loss of approximately $7.5 million, and as of June 30, 2023, the Company had an accumulated deficit of approximately $37.5 million. In addition, during the six months ended June 30, 2023, the Company used approximately $7.1 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these condensed consolidated financial statements, it will not have adequate cash to fund its ongoing activities beyond the second quarter of 2024 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2023, and the consolidated results of operations and changes in stockholders’ equity for the three- and six-month periods ended June 30, 2023, and 2022 and cash flows for the six-month periods ended June 30, 2023, and 2022.

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

The results for the six-month period ended June 30, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants which are included under the treasury stock method when dilutive.

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022
Outstanding stock options	1,955,123	1,583,123	1,914,830	1,514,434
Warrants	3,090,787	3,090,787	3,090,787	3,090,787

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$102,790	$610,208
Prepaid research and development	32,098	80,910
Other prepaid expenses	45,896	120,315
Total prepaid expenses and other current assets	$180,784	$811,433

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$747,674	$1,378,316
Accrued employee costs	538,657	1,216,242
Accrued professional fees	124,127	172,356
Accrued research and development	420,102	311,036
Accrued board fees	125,094	116,000
Delaware franchise taxes payable	20,000	128,929
Other accrued expenses	26,971	29,968
Total accounts payable and other current liabilities	$2,002,625	$3,352,847

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

A summary of the stock option activity during the six months ended June 30, 2023, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2023	1,672,873	$13.01	8.5	$-
Granted	335,750	$1.67	-	$-
Forfeited and cancelled	(13,750)	$2.16	-	$-
Outstanding as of June 30, 2023	1,994,873	$11.20	8.3	$36,363
Exercisable as of June 30, 2023	900,276	$18.60	7.6	$-
Vested and expected to vest June 30, 2023	1,994,873	$11.20	8.3	$36,363

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Research and development	$193,686	$214,254	$386,230	$384,690
General and administrative	534,780	690,141	1,069,380	1,350,888
Total stock-based compensation expense	$728,466	$904,395	$1,455,610	$1,735,578

As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options was approximately $3.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the six months ended June 30, 2023 are presented in the table below. The weighted average fair value of stock options issued during the six months ended June 30, 2023 was $1.35 per share.

2023
Stock price	$1.67
Exercise price	$1.67
Expected term (in years)	5.8
Volatility	110.6%
Risk free rate	3.6%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of June 30, 2023:

Exercise price	Options outstanding
$0.01 - $8.00	954,175
$8.01 - $16.00	1,006,000
$16.00 or higher	34,698
Total	1,994,873

NOTE 6: CAPITALIZATION

As of June 30, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock authorized and 8,401,047 shares of common stock issued and outstanding. As of June 30, 2023 and December 31, 2022, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of June 30, 2023, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 3.5 years.

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

From time to time, the Company could become involved in additional disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount of such potential loss can be estimated, the Company accrues liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

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

Future minimum lease payments for the years ending December 31, under the Company’s noncancelable operating lease as of June 30, 2023 are as follows:

2023 (remaining)	$49,821
2024	101,705
2025	86,862
Total minimum lease payments	238,388
Less: amount representing interest	(21,797)
Present value of operating lease liability	216,591
Less: current portion	(100,421)
Operating lease liability, net of current portion	$116,170

The Company recognized rent expense of $49,818 and $48,712 during the six months ended June 30, 2023 and 2022, respectively. The Company recognized rent expense of $25,462 and $24,356 during the three months ended June 30, 2023 and 2022, respectively. Total cash payments for the operating lease totaled $49,432 and $47,993 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2023, the date of these unaudited condensed consolidated financial statements, through August 14, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the six months ended June 30, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

In May 2022, the U.S. Food and Drug Administration, or the FDA, cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (“PK”), pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response. In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial and received authorization from the Safety Review Committee to advance into the second cohort of the Phase 1 trial. Four patients were enrolled and evaluable in this cohort. Overall, patients experienced symptoms or adverse events (AEs) that were short-lived and consistent with the mechanism of action of Decoy20. As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the recommended Phase 2 dose for subsequent multi-dosing and combination studies, which are planned for 2024.

Impact of Macroeconomic Conditions on our Operations

Economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the current economic downturn is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. A resurgence of the COVID-19 pandemic or any new public health crisis could again affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials.

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

We accrue expenses for manufacturing, preclinical studies and clinical trial activities performed by third parties based on estimates of services received and efforts expenses pursuant to agreements with CROs, CMOs, and other outside service providers. We determine these estimates based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, we record the payments as a prepaid asset, which will be amortized or expensed as the contracted services are performed. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following tables sets forth our results of operations for the three months ended June 30, 2023 and 2022 and the relative dollar change between the two periods.

	Three months ended
	June 30,		Change
	2023	2022	($)%
Operating expenses:
Research and development	$1,480,485	$1,506,165	$(25,680)	(2)%
General and administrative	2,014,777	2,363,095	(348,318)	(15)%

Total operating expenses	3,495,262	3,869,260	(373,998)	(10)%

Loss from operations	(3,495,262)	(3,869,260)	373,998	(10)%

Other income, net	250,197	33,758	216,439	641%

Net loss	$(3,245,065)	$(3,835,502)	$590,437	(15)%
Net loss attributable to common stockholders per share, basic and diluted	$(0.39)	$(0.46)	$0.07	(15)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597

Research and Development Expenses

During the three months ended June 30, 2023, our research and development expenses were approximately $1.48 million, which represented a decrease of approximately $26,000 as compared to the three months ended June 30, 2022. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2023 amounted to approximately $2.0 million, a decrease of approximately $350,000, or approximately 15%, compared to approximately $2.4 million for the three months ended June 30, 2022. This decrease was attributable primarily to (i) a decrease of approximately $150,000 in stock-based compensation and (ii) a decrease of approximately $150,000 in directors’ and officers’ insurance. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

Other income, net increased in the three months ended June 30, 2023 compared to the same period in 2022 primarily as a result of increased interest rates in the current period that increased interest earned on deposits and interest earned on marketable securities.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following tables sets forth our results of operations for the six months ended June 30, 2023 and 2022 and the relative dollar change between the two periods.

	Six months ended
	June 30,		Change
	2023	2022	($)%
Operating expenses:
Research and development	$3,360,385	$2,803,263	$557,122	20%
General and administrative	4,590,043	4,468,070	121,973	3%

Total operating expenses	7,950,428	7,271,333	679,095	9%

Loss from operations	(7,950,428)	(7,271,333)	(679,095)	9%

Other income, net	452,125	70,677	381,448	540%

Net loss	$(7,498,303)	$(7,200,656)	$(297,647)	4%
Net loss attributable to common stockholders per share, basic and diluted	$(0.89)	$(0.87)	$(0.02)	2%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2023 amounted to approximately $3.4 million, an increase of approximately $600,000, or approximately 20%, compared to approximately $2.8 million for the six months ended June 30, 2022. This increase was attributable to (i) an increase of approximately $350,000 for our Phase 1 clinical trial and (ii) an increase of approximately $250,000 for payroll and related expenses. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

During the six months ended June 30, 2023, our general and administrative expenses were approximately $4.6 million, which represented an increase of approximately $100,000 as compared to the six months ended June 30, 2022. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

Other income, net increased in the six months ended June 30, 2023 compared to the same period in 2022 primarily as a result of increased interest rates in the current period that increased interest earned on deposits and interest earned on marketable securities.

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

Upon execution of the purchase agreement, we issued to Lincoln Park 142,450 initial commitment shares and are obligated to issue additional shares of common stock to Lincoln Park with a value of $125,000, calculated in accordance with the purchase agreement, on the date we have sold over $10.0 million in shares of common stock under the purchase agreement, up to a maximum of 76,220 shares of common stock (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction), in each case as consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock at our direction under the purchase agreement. Additionally, we have reserved up to 3,781,330 shares of our common stock for issuance and sale to Lincoln Park under the purchase agreement from time to time, if and when we determine to sell additional shares to Lincoln Park. No shares of common stock have been sold to Lincoln Park to date.

As of June 30, 2023, we had approximately $19.7 million in cash, cash equivalents, and marketable securities, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $7.1 million for the six months ended June 30, 2023, compared with net cash used in operating activities of approximately $6.3 million for the six months ended June 30, 2022. The $800,000 increase in net cash used was primarily attributable to an increase in our spending related to research and development activities in connection with the Phase 1 clinical trial and for general and administrative expenses.

Investing Activities

Net cash provided by investing activities was approximately $10.1 million for the six months ended June 30, 2023 which was related to the maturity of $17.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities. Net cash used in investing activities was approximately $18.6 million for the six months ended June 30, 2022 which was primarily related to net investment in marketable securities in the amount of approximately $18.8 million, offset by approximately $0.2 million from the proceeds received for assets held for sale.

Financing Activities

There was no net cash provided by or used in financing activities in the six months ended June 30, 2023 and 2022.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of any pandemic, such as the COVID-19 pandemic, epidemic or other future health crisis on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of current macroeconomic conditions and market volatility. As a result, we may face difficulties raising capital through sales of our common stock on acceptable terms, if at all. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and “Risk Factors” in Part II. Item 1A of this Quarterly Report.

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on June 30, 2023 were approximately $238,000, of which approximately $100,000 is due in the next twelve months and the remaining payments are due over the following years. For additional details regarding our lease, see Note 7 to our condensed consolidated financial statements included in this Quarterly Report.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed, including the use of estimates, are presented in the notes to our annual financial statements included in our 2022 Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Annual Report on Form 10-K. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this Item 3.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2022 and for the six months ended June 30, 2023, we reported net losses of approximately $14.3 million and approximately $7.5 million, respectively, and as of June 30, 2023, we had an accumulated deficit of approximately $37.5 million.

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of June 30, 2023, we had $19.7 million in cash, cash equivalents, and marketable securities, and during the six months ended June 30, 2023, we used $7.1 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and the insufficient amount of cash, cash equivalents, and marketable securities as of June 30, 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

Our unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued.

Our future operations are dependent upon the successful entry into collaborations, strategic alliances, or license agreements with third parties and/or on the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing these collaborations or alliances, equity or debt financing or in achieving profitability. As such, there can be no assurance that we will be able to continue as a going concern.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed in required amounts and on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

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

Even if we believe we have sufficient funds for our current or future operating plans, we may continue to seek additional capital if market conditions are favorable or in light of specific strategic considerations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to obtain sufficient funding on a timely basis, in required amounts or on favorable terms, we may be required to significantly delay, reduce or eliminate one or more of our research or product development programs and/or commercialization efforts. We may also be unable to expand our operations or otherwise capitalize on business opportunities as desired. Any of these events could materially adversely affect our financial condition and business prospects.

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

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	failure in obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;

●	the FDA, the EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	failure in obtaining approval from one or more institutional review boards (“IRBs”) or ethics committees at clinical trial sites;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes or amendments to the clinical trial protocol;

●	clinical sites deviating from the trial protocol or dropping out of a trial;

●	failure by our CROs to perform in accordance with Good Clinical Practice (“GCP”) requirements or applicable regulatory rules and guidelines in other countries;

●	failure in manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies, for use in clinical trials;

●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;

●	patients choosing an alternative product for the indications for which we are developing our product candidates, or participating in competing clinical trials;

●	lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;

●	subjects experiencing severe or serious unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;

●	selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current Good Manufacturing Practice (“cGMP”), regulations or other applicable requirements; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data is available.

Interim data from clinical trials that we may complete are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

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

We intend to expand our existing pipeline of core assets. However, the process of researching and developing new product candidates is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our product candidates, and we may not identify any additional products suitable for recommendation for clinical development. Moreover, any product candidate we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to develop new product candidates and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

The FDA, EMA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	such authorities may disagree with the design or execution of our clinical trials;

●	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory agencies for approval;

●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a Biologics License Application (“BLA”), New Drug Approval (“NDA”) or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

●	such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;

●	approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;

●	such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or

●	such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. Even if we eventually complete clinical trials and receive approval of a BLA, NDA or comparable foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses.

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

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In addition, the potential market opportunity for our product candidates is difficult to precisely estimate. Our estimates of the potential market opportunity for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. Independent sources have not verified all of our assumptions. If any of these assumptions prove to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for our product candidates is smaller than we expect, our product revenues may be limited, it may be harder than expected to raise funds, and it may be more difficult for us to achieve or maintain profitability. If we fail to achieve market acceptance of our product candidates in the U.S. and abroad, our revenue will be limited and it will be more difficult to achieve profitability.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our product candidates.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office (“USPTO”) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.4	Amendment No. 1 to the Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
10.1	Indaptus Therapeutics, Inc. Non-Employee Director Compensation Program (Effective April 2, 2023) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: August 14, 2023	By:
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

