Form 10-Q
period 2023-09-30
Indaptus Therapeutics, Inc.
filed 2023-11-06
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(Registrant’s telephone number, including area code) +(646) 427-2727

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

The number of shares of the Registrant’s common stock outstanding as of November 3, 2023 was 8,401,047.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates development, including the timing and design of the Phase 1 clinical trial of Decoy20; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities; the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity; and any impact of a pandemic, epidemic or other future health crisis, such as the COVID-19 pandemic on our business.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

ii

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involves lengthy and expensive processes with uncertain outcomes. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

●	We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We currently rely on third parties for the manufacture of our product candidates during clinical development, and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

●	The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

●	Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

●	Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

iii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,963,998	$9,626,800
Marketable securities	-	16,806,009
Prepaid expenses and other current assets	879,524	811,433

Total current assets	16,843,522	27,244,242

Non-current assets:
Property and equipment, net	1,055	2,019
Right-of-use asset	194,751	79,294
Other assets	754,728	738,251

Total non-current assets	950,534	819,564

Total assets	$17,794,056	$28,063,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,264,062	$3,352,847
Operating lease liability, current portion	101,004	80,494

Total current liabilities	2,365,066	3,433,341

Non-current liabilities:
Operating lease liability, net of current portion	95,237	-

Total non-current liabilities	95,237	-

Total liabilities	2,460,303	3,433,341

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 8,401,047 shares issued and outstanding as of September 30, 2023 and December 31, 2022	84,011	84,011
Additional paid in capital	56,664,118	54,443,705
Accumulated deficit	(41,414,376)	(29,993,685)
Accumulated other comprehensive income	-	96,434

Total stockholders’ equity	15,333,753	24,630,465

Total liabilities and stockholders’ equity	$17,794,056	$28,063,806

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,226,688	$1,609,554	$5,587,073	$4,412,817
General and administrative	2,021,724	1,942,995	6,611,767	6,411,066

Total operating expenses	4,248,412	3,552,549	12,198,840	10,823,883

Loss from operations	(4,248,412)	(3,552,549)	(12,198,840)	(10,823,883)

Other income, net	326,024	86,184	778,149	156,862

Net loss	$(3,922,388)	$(3,466,365)	$(11,420,691)	$(10,667,021)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.47)	$(0.42)	$(1.36)	$(1.29)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597	8,401,047	8,258,597

Net loss	$(3,922,388)	$(3,466,365)	$(11,420,691)	$(10,667,021)
Other comprehensive income:
Reclassification adjustment for interest earned on marketable securities included in net loss	(140,567)	(7,836)	(430,993)	(7,836)
Change in unrealized gain on marketable securities	6,412	49,904	334,559	22,967
Comprehensive loss	$(4,056,543)	$(3,424,297)	$(11,517,125)	$(10,651,890)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	capital	deficit	Income (Loss)	Total

Balance, January 1, 2022	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	831,183	-	-	831,183
Other comprehensive loss	-	-	-	-	(9,221)	(9,221)
Net loss	-	-	-	(3,365,154)	-	(3,365,154)
Balance, March 31, 2022	8,258,597	82,586	52,319,064	(19,036,041)	(9,221)	33,356,388

Stock-based compensation	-	-	904,395	-	-	904,395
Other comprehensive loss	-	-	-	-	(17,716)	(17,716)
Net loss	-	-	-	(3,835,502)	-	(3,835,502)
Balance, June 30, 2022	8,258,597	82,586	53,223,459	(22,871,543)	(26,937)	30,407,565

Stock-based compensation	-	-	584,041	-	-	584,041
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(7,836)	(7,836)
Change in unrealized gain on marketable securities	-	-	-	-	49,904	49,904
Net loss	-	-	-	(3,466,365)	-	(3,466,365)
Balance, September 30, 2022	8,258,597	$82,586	$53,807,500	$(26,337,908)	$15,131	$27,567,309

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)

Balance, March 31, 2023	8,401,047	84,011	55,170,849	(34,246,923)	177,457	21,185,394

Stock-based compensation	-	-	728,466	-	-	728,466
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(161,197)	(161,197)
Change in unrealized gain on marketable securities	-	-	-	-	117,895	117,895
Net loss	-	-	-	(3,245,065)	-	(3,245,065)
Balance, June 30, 2023	8,401,047	84,011	55,899,315	(37,491,988)	134,155	18,625,493

Stock-based compensation	-	-	764,803	-	-	764,803
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(140,567)	(140,567)
Change in unrealized gain on marketable securities	-	-	-	-	6,412	6,412
Net loss	-	-	-	(3,922,388)	-	(3,922,388)
Balance, September 30, 2023	8,401,047	$84,011	$56,664,118	$(41,414,376)	$-	$15,333,753

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,420,691)	$(10,667,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	964	1,460
Stock-based compensation	2,220,413	2,319,619
Interest earned on marketable securities	(430,993)	(7,836)
Realized gain on assets held for sale	-	(24,155)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,568)	(26,739)
Accounts payable and other current liabilities	(1,088,785)	(1,725,592)
Other assets	-	(738,251)
Operating lease right-of-use asset and liability, net	290	1,081
Net cash used in operating activities	(10,803,370)	(10,867,434)

Cash flows from investing activities:
Proceeds received for assets held for sale	-	172,555
Maturity of marketable securities including interest earned	24,000,000	2,000,000
Purchase of marketable securities	(6,859,432)	(23,719,073)
Net cash provided by (used in) investing activities	17,140,568	(21,546,518)

Net increase (decrease) in cash and cash equivalents	6,337,198	(32,413,952)

Cash and cash equivalents at beginning of period	9,626,800	39,132,165

Cash and cash equivalents at end of period	$15,963,998	$6,718,213

Noncash investing and financing activities
Change in unrealized gain/loss on marketable securities	$(96,434)	$-
ASC 842 lease renewal option exercise	$236,506	$-
Reclassification of security deposit	$16,477	$-
Supplemental disclosures
Cash paid for income taxes	$1,600	$2,400
Cash received for interest earned on deposits	$317,261	$70,353

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the nine months ended September 30, 2023, the Company incurred a net loss of approximately $11.4 million, and as of September 30, 2023, the Company had an accumulated deficit of approximately $41.4 million. In addition, during the nine months ended September 30, 2023, the Company used approximately $10.8 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these condensed consolidated financial statements, it will not have adequate cash to fund its ongoing activities beyond the second quarter of 2024 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2023, and the consolidated results of operations and changes in stockholders’ equity for the three- and nine-month periods ended September 30, 2023 and 2022 and cash flows for the nine-month periods ended September 30, 2023 and 2022.

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

The results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Indaptus Therapeutics, Inc. and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Outstanding stock options	2,034,562	1,608,837	1,955,182	1,543,931
Warrants	3,090,787	3,090,787	3,090,787	3,090,787

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

Recently adopted accounting standard

On January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$737,881	$610,208
Prepaid research and development	19,457	80,910
Other prepaid expenses	122,186	120,315
Total prepaid expenses and other current assets	$879,524	$811,433

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$617,270	$1,378,316
Accrued employee costs	795,183	1,216,242
Accrued professional fees	124,852	172,356
Accrued research and development	559,044	311,036
Accrued board fees	117,750	116,000
Delaware franchise taxes payable	30,000	128,929
Other accrued expenses	19,963	29,968
Total accounts payable and other current liabilities	$2,264,062	$3,352,847

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

A summary of the stock option activity during the nine months ended September 30, 2023, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2023	1,672,873	$13.01	8.5	$-
Granted	425,750	$1.70	-	$-
Forfeited and cancelled	(48,426)	$4.34	-	$-
Outstanding as of September 30, 2023	2,050,197	$10.86	8.1	$556,523
Exercisable as of September 30, 2023	1,080,701	$16.37	7.6	$62,993
Vested and expected to vest September 30, 2023	2,050,197	$10.86	8.1	$556,523

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Research and development	$200,624	$217,379	$586,854	$602,069
General and administrative	564,179	366,662	1,633,559	1,717,550
Total stock-based compensation expense	$764,803	$584,041	$2,220,413	$2,319,619

As of September 30, 2023, total compensation cost not yet recognized related to unvested stock options was approximately $3.0 million, which is expected to be recognized over a weighted-average period of 0.9 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the nine months ended September 30, 2023 are presented in the table below. The weighted average fair value of stock options issued during the nine months ended September 30, 2023 was $1.43 per share.

2023
Stock price	$1.70
Exercise price	$1.70
Expected term (in years)	5.8
Volatility	110.9%
Risk free rate	3.7%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of September 30, 2023:

Exercise price	Options outstanding
$0.01 - $8.00	1,023,249
$8.01 - $16.00	992,250
$16.00 or higher	34,698
Total	2,050,197

NOTE 6: CAPITALIZATION

As of September 30, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock authorized and 8,401,047 shares of common stock issued and outstanding. As of September 30, 2023 and December 31, 2022, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of Indaptus. As of September 30, 2023, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 3.2 years.

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

Future minimum lease payments for the years ending December 31, under the Company’s noncancelable operating lease as of September 30, 2023 are as follows:

2023 (remaining)	$25,105
2024	101,705
2025	86,862
Total minimum lease payments	213,672
Less: amount representing interest	(17,431)
Present value of operating lease liability	196,241
Less: current portion	(101,004)
Operating lease liability, net of current portion	$95,237

The Company recognized rent expense of $75,280 and $73,069 during the nine months ended September 30, 2023 and 2022, respectively. The Company recognized rent expense of $25,462 and $24,356 during the three months ended September 30, 2023 and 2022, respectively. Total cash payments for the operating lease totaled $74,148 and $71,989 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2023, the date of these unaudited condensed consolidated financial statements, through November 6, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the nine months ended September 30, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

In May 2022, the U.S. Food and Drug Administration, or the FDA, cleared our Investigational New Drug, or IND, application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (“PK”), pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response. In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial. Four patients were enrolled and evaluable in the first cohort. Overall, patients experienced symptoms or adverse events (AEs) that were short-lived and consistent with the mechanism of action of Decoy20. In September 2023, we advanced into the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. The second cohort dose is a reduction from the dosing in the first cohort based on the significant pharmacodynamic effect seen with the first cohort and anticipated optimal Decoy20 safety profile for both weekly dosing and combination approaches. As we continue to analyze the data generated, we anticipate that the data from the dose finding studies will guide the selection for the recommended Phase 2 dose for subsequent multi-dosing and combination studies, which are planned for 2024.

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

We accrue expenses for manufacturing, preclinical studies and clinical trial activities performed by third parties based on estimates of services received and efforts expensed pursuant to agreements with CROs, CMOs, and other outside service providers. We determine these estimates based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, we record the payments as a prepaid asset, which will be amortized or expensed as the contracted services are performed. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

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

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The following tables sets forth our results of operations for the three months ended September 30, 2023 and 2022 and the relative dollar change between the two periods.

	Three months ended
	September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$2,226,688	$1,609,554	$617,134	38%
General and administrative	2,021,724	1,942,995	78,729	4%

Total operating expenses	4,248,412	3,552,549	695,863	20%

Loss from operations	(4,248,412)	(3,552,549)	(695,863)	20%

Other income, net	326,024	86,184	239,840	278%

Net loss	$(3,922,388)	$(3,466,365)	$(456,023)	13%
Net loss attributable to common stockholders per share, basic and diluted	$(0.47)	$(0.42)	$(0.05)	12%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2023 amounted to approximately $2.2 million, an increase of approximately $600,000, or approximately 38%, compared to approximately $1.6 million for the three months ended September 30, 2022. This increase was attributable primarily to our Phase 1 clinical trial and activities related to the expansion of our pipeline. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

During the three months ended September 30, 2023, our general and administrative expenses were approximately $2.0 million, which represented an increase of approximately $80,000 as compared to the three months ended September 30, 2022. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

Other income, net increased in the three months ended September 30, 2023 compared to the same period in 2022 primarily as a result of increased interest rates in the current period that increased interest earned on deposits and interest earned on marketable securities.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The following tables sets forth our results of operations for the nine months ended September 30, 2023 and 2022 and the relative dollar change between the two periods.

	Nine months ended
	September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$5,587,073	$4,412,817	$1,174,256	27%
General and administrative	6,611,767	6,411,066	200,701	3%

Total operating expenses	12,198,840	10,823,883	1,374,957	13%

Loss from operations	(12,198,840)	(10,823,883)	(1,374,957)	13%

Other income, net	778,149	156,862	621,287	396%

Net loss	$(11,420,691)	$(10,667,021)	$(754,670)	7%
Net loss attributable to common stockholders per share, basic and diluted	$(1.36)	$(1.29)	$(0.07)	5%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,258,597

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2023 amounted to approximately $5.6 million, an increase of approximately $1.2 million, or approximately 27%, compared to approximately $4.4 million for the nine months ended September 30, 2022. This increase was attributable primarily to our Phase 1 clinical trial and activities related to the expansion of our pipeline. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2023 amounted to approximately $6.6 million, an increase of approximately $200,000, or approximately 3%, compared to approximately $6.4 million for the nine months ended September 30, 2022. This increase was attributable primarily to an increase of approximately $540,000 for legal fees, payroll and related expenses, recruitment costs and other professional fees, which were partially offset by a decrease of approximately $340,000 in directors’ and officers’ insurance expenses. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

Other income, net increased in the nine months ended September 30, 2023 compared to the same period in 2022 primarily as a result of increased interest rates in the current period that increased interest earned on deposits and interest earned on marketable securities.

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

As of September 30, 2023, we had approximately $16.0 million in cash and cash equivalents, which we believe will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $10.8 million for the nine months ended September 30, 2023, compared with net cash used in operating activities of approximately $10.9 million for the nine months ended September 30, 2022.

Investing Activities

Net cash provided by investing activities was approximately $17.1 million for the nine months ended September 30, 2023, which was related to the maturity of $24.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities. Net cash used in investing activities was approximately $21.5 million for the nine months ended September 30, 2022, which was primarily related to net investment in marketable securities in the amount of approximately $23.7 million, offset by approximately $0.2 million from the proceeds received for assets held for sale and by $2.0 million from the maturity of marketable securities.

Financing Activities

There was no net cash provided by or used in financing activities in the nine months ended September 30, 2023 and 2022.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on September 30, 2023 were approximately $214,000, of which approximately $101,000 is due in the next twelve months and the remaining payments are due over the following years. For additional details regarding our lease, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Annual Report on Form 10-K. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report on Form 10-K.

Recently Adopted Accounting Standard

On January 1, 2023, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on our unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors described below, together with all of the other information contained in this Quarterly Report, including the unaudited condensed consolidated financial statements and the related notes included in this Quarterly Report beginning on page F-1, before deciding whether to invest in our common stock. If any of the risks discussed below actually occur, our business, financial condition, operating results and cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2023, we reported a net loss of approximately $11.4 million and as of September 30, 2023, we had an accumulated deficit of approximately $41.4 million.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of September 30, 2023, we had approximately $16.0 million in cash and cash equivalents, and during the nine months ended September 30, 2023, we used $10.8 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of September 30, 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

●	the number and characteristics of the product candidates we seek to develop or commercialize;

●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

●	the cost of commercialization activities, if any, of our current or future product candidates that are approved for sale, including marketing, sales and distribution costs;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism (such as Russia’s invasion of Ukraine and the armed conflict in Israel) or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, similar to the unprecedented COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the U.S. and global markets have been experiencing and are continuing to experience extreme volatility and disruptions in the capital and credit markets and commodity prices due to rising inflation and interest rates, geopolitical tensions such as the conflict between Russia and Ukraine and the armed conflict in Israel and Gaza, and other macroeconomic factors. A severe or prolonged economic downturn, such as the current macroeconomic environment, could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers of raw materials used to manufacture our product candidates for our clinical trials, possibly resulting in supply disruption. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Indaptus Therapeutics, Inc.

Date: November 6, 2023	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

