Form 10-K
period 2023-12-31
Indaptus Therapeutics, Inc.
filed 2024-03-13
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $13,286,909.

The number of shares of Registrant’s common stock outstanding as of March 12, 2024 was 8,538,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates’ development, including the timing and design of the Phase 1 clinical trial of Decoy20; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities; the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity; and any impact of a pandemic, epidemic or other future health crisis, such as the COVID-19 pandemic on our business.

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

PART I

Item 1. Business.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in preclinical models. We have carried out successful current Good Manufacturing Practice (cGMP) manufacturing of our lead clinical candidate, Decoy20, and completed other Investigational New Drug Application (IND)-enabling studies.

In May 2022, the U.S. Food and Drug Administration, or the FDA, allowed us to proceed under our IND for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (PK), pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response. In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial. Four patients were enrolled and evaluable in the first cohort. Overall, patients experienced symptoms or adverse events (AEs) that were short-lived and consistent with the mechanism of action of Decoy20. In September 2023, we advanced into the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. In early March 2024, we completed the second cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial and, following authorization from the Safety Review Committee, advanced into the multi-dosing cohort of the Phase 1 clinical trial. The second cohort dose is a reduction from the dosing in the first cohort based on the significant pharmacodynamic effect seen with the first cohort and anticipated optimal Decoy20 safety profile for both multi-dosing and combination approaches.

Unlike many competitor products, our technology does not depend on targeting with or to a specific antigen, providing broad potential across multiple indications. Our products are designed to have a much shorter half-life and produce less systemic exposure than small molecule, antibody or human cell-based therapies, potentially reducing the risk of non-specific auto-immune reactions. Our technology has produced single agent activity and/or combination therapy-based durable responses in lymphoma, hepatocellular, colorectal and pancreatic tumors and has also showed activity against hepatitis B virus (HBV) and HIV infection in standard preclinical models. Our target indications include, but are not limited to, colorectal, hepatocellular (± HBV), bladder, cervical and pancreatic carcinoma, which according to GLOBOCAN 2020, account in the aggregate for 23% of yearly cancer cases and over 28% of yearly cancer deaths world-wide.

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

Preclinical Trials

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

We have observed significant single agent anti-tumor activity and/or combination therapy-mediated regression with durable responses in established non-Hodgkin’s lymphoma, as well as colorectal, hepatocellular and pancreatic carcinoma in preclinical syngeneic and human tumor xenograft models. Our bacteria synergized with each of five different classes of approved agents in preclinical models, including checkpoint therapy, targeted antibodies, low-dose chemotherapy, non-steroidal anti-inflammatory drugs (NSAIDs) and cytokines to induce tumor regression, providing significant flexibility for targeting of diverse types of cancer. Our technology is designed to eradicate tumors via activation of both innate (NK cell) and adaptive (CD4+ and CD8+ T cell) mechanisms, with the goal of producing both innate and adaptive immunological memory. In our preclinical studies, tumor eradication occurred at non-toxic doses of our bacteria, with a very wide (10 to ≥33-fold) therapeutic index. Notable mechanism of action information has also been obtained, via gene expression analysis with treated tumors and plasma cytokine analysis, demonstrating that our combination technology has the potential to turn “cold” tumors into “hot” tumors and induce, activate or recruit innate and adaptive genes, cells and pathways. Immune cell pre-depletion studies have demonstrated that both innate (NK) and adaptive (CD4 T and CD8 T) immune cells are involved in tumor eradication. We have also demonstrated significant single agent activity against chronic Hepatitis B virus (HBV) and human immunodeficiency virus (HIV) infection in standard preclinical models.

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

Clinical Trial

In May 2022, the FDA allowed us to proceed under our IND application for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics PK, pharmacodynamics and clinical activity. The primary endpoint of the study is incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response. In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial. Four patients were enrolled and evaluable in the first cohort. Overall, patients experienced symptoms or adverse events (AEs) that were short-lived and consistent with the mechanism of action of Decoy20. In September 2023, we advanced into the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. In early March 2024, we completed the second cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial and, following authorization from the Safety Review Committee, advanced into the multi-dosing cohort of the Phase 1 clinical trial. The second cohort dose was a reduction from the dosing in the first cohort based on the significant pharmacodynamic effect seen with the first cohort and anticipated optimal Decoy20 safety profile for both multi-dosing and combination approaches.

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

Competitive Advantages

Our bacteria contain multiple constituents, capable of priming or activating many of the cellular components of both innate and adaptive immunity, but have been attenuated by a patented process to reduce the potential for over-stimulation of the immune system and consequential induction of undesirable autoimmune reactions. Our bacteria are also likely to be cleared very quickly by the liver and spleen, which may further reduce the risk of non-specific autoimmune side effects, relative to other types of immunotherapy that are designed for continuous exposure. We believe a short exposure of our products is sufficient to act alone and as a “primer” to enhance other products. Additionally, our products can be manufactured by a highly cost-efficient process, potentially providing accelerated patient access in both developed and developing geographical regions.

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

NDA and BLA Review Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing and controls and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of an NDA or BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

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

After the FDA evaluates the NDA or BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA or BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA or BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Any marketing application for a drug or biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For new-molecular-entity NDAs and original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug or biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active ingredient of the product candidate is determined to be contained within the competitor’s product for the same disease or condition. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of existing exclusivity, including patent terms, if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of existing exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price, or AMP. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation programs is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Patents

As of March 1, 2024, we own 34 granted patents and 18 pending patent applications to use within our field of business. Our patents and patent applications generally relate to compositions and methods for treating cancer and infectious diseases, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2033 and 2043.

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

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For a more comprehensive summary of the risks related to our intellectual property, see Item 1A. “Risk Factors - Risks Related to Our Intellectual Property.”

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of potentially hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. Although we generally contract with third parties for the operations that involve the disposal of hazardous materials and wastes, we cannot eliminate the risk of contamination or injury from these materials. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. However, we could incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. See Part I. Item 1A. “Risk Factors – Risks Related to Healthcare Laws and Other Legal Compliance Matters - Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.”

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations.

Human Capital Management

As of December 31, 2023, we have seven full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees and we consider our relations with our employees to be good.

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

We are a clinical-stage biotechnology company focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of our product candidates are in the preclinical or early clinical development stage, and none of our product candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2023, we reported a net loss of approximately $15.4 million and as of December 31, 2023, we had an accumulated deficit of approximately $45.4 million.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of December 31, 2023, we had approximately $13.4 million in cash and cash equivalents, and during the twelve months ended December 31, 2023, we used $13.4 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of December 31, 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

Our audited consolidated financial statements included in this Annual Report have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The audited consolidated financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued.

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

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financing due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which we may offer and sell from time to time shares of our common stock for aggregate gross proceeds of up to $3.7 million, and as of the date of this Annual Report, we have sold 137,836 shares of our common for aggregate gross proceeds of $0.3 million, leaving a balance of $3.4 million remaining for future sales. Additionally, in December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period (unless extended to a 48-month period pursuant to the terms thereof). We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	failure in obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;

●	the FDA, the EMA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	failure in obtaining approval from one or more institutional review boards (IRBs) or ethics committees at clinical trial sites;

●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

●	changes or amendments to the clinical trial protocol;

●	clinical sites deviating from the trial protocol or dropping out of a trial;

●	failure by our CROs to perform in accordance with Good Clinical Practice (GCP) requirements or applicable regulatory rules and guidelines in other countries;

●	failure in manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies, for use in clinical trials;

●	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;

●	patients choosing an alternative product for the indications for which we are developing our product candidates, or participating in competing clinical trials;

●	lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;

●	subjects experiencing severe or serious unexpected drug-related adverse effects;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;

●	selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

●	transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (CMO), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current Good Manufacturing Practice (cGMP), regulations or other applicable requirements; and

●	third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

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

In addition, the FDA’s, the EMA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Patient enrollment for any of our clinical trials may be affected by other factors, including:

●	size and nature of the targeted patient population;

●	severity of the disease or condition under investigation;

●	availability and efficacy of approved therapies for the disease or condition under investigation;

●	patient eligibility criteria for the trial in question as defined in the protocol;

●	perceived risks and benefits of the product candidate under study;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients;

●	continued enrollment of prospective patients by clinical trial sites; and

●	the risk that patients enrolled in clinical trials will drop out of such trials before completion.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets, such as the EMA in Europe. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a Biologics License Application (BLA) or New Drug Application (NDA) from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA, EMA and comparable regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA or comparable regulatory approval processes and are commercialized.

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

Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. Though we expect to carefully manage our relationships with such CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future, or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. Further, while we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with requirements for cGMP, or similar foreign requirements, GCP, and good laboratory practice (GLP), which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations, or similar foreign requirements. Our failure to comply with these regulations may require it to repeat clinical trials, which would delay the development and regulatory approval processes.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminate the statutory cap on the Medicaid drug rebate, beginning January 1, 2024 at 100% of a drug’s AMP. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drug that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office “USPTO” and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Pandemics, epidemics or other infectious disease outbreaks have in the past and could in the future negatively affect our business. The COVID-19 pandemic has affected the United States and global economies and has affected our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. For example, the pandemic has caused our GMP process to take longer than expected. In addition, the COVID-19 pandemic has affected, and may continue to affect, the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, the COVID-19 pandemic has contributed to the current economic downturn and volatility in the global financial markets making our ability to access capital more challenging and thereby negatively impacting our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic (including any variants thereof) or any future pandemic, epidemic or outbreak of an infectious disease is highly uncertain and cannot be predicted.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. We could also incur liability, including litigation exposure, penalties and fines, and we could become the subject of regulatory action or investigation. Our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. While we have implemented a cybersecurity risk management program, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism (such as Russia’s invasion of Ukraine and the conflict in the Middle East) or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, similar to the unprecedented COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock, which would result in substantial losses by our investors.

Further, the stock market in general, the Nasdaq Capital Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like theirs. See also “General Risk Factors - “Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.” Broad market and industry factors may negatively affect the market price of our common stock regardless of our actual operating performance. In addition, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such securities litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business. Future sales of our common stock could also reduce the market price of our stock.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act and The Nasdaq Stock Market LLC (“Nasdaq”) rules. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

If the Domestication Merger (defined below), taken together with the Merger (defined below), fails to qualify as a Section 351(a) Exchange, former U.S. holders of Intec Pharma (“Intec Israel”) ordinary shares may recognize taxable gain as a result of the Domestication Merger.

On July 27, 2021, Intec Israel, Indaptus Therapeutics, Inc. and Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Indaptus, completed a domestication merger (the “Domestication Merger”), pursuant to the terms and conditions of an Agreement and Plan of Merger and Reorganization, dated April 27, 2021, whereby Domestication Merger Sub Ltd. merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. On August 3, 2021, Indaptus Therapeutics, Inc. completed its merger with Decoy, pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated March 15, 2021, following which Decoy became the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. and the business conducted by Decoy became the business conducted by the combined company. Intec Israel intended for the Merger to qualify as a Section 351(a) Exchange. The position of Intec Israel is not binding on the IRS or the courts, and Intec Israel does not intend to request a ruling from the IRS with respect to the Merger. Accordingly, there can be no assurance that the IRS will not challenge the qualification of the Domestication Merger and the Merger as a Section 351(a) Exchange or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Domestication Merger was not treated as part of a Section 351(a) Exchange, the Domestication Merger could be a taxable event to the former U.S. holders of ordinary shares of Intec Israel. Former holders of Intec Israel’s ordinary shares are urged to consult with their own tax advisors with respect to the tax consequences of the Domestication Merger.

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

General Risk Factors

Unfavorable global economic or geopolitical conditions could adversely affect our business, financial condition or results of operations.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We, through our third party service provider that manages our information technology systems and networks, have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	designated team members are responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors – Our Risks Related to Our Business - Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and oversees our cybersecurity and other information technology risks and management’s implementation of our cybersecurity risk management program.

Our Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board and the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Operating Officer has primary responsibility for our overall cybersecurity risk management program and supervises our retained provider of IT services and external cybersecurity consultants. Our Chief Operating Officer has experience supervising and managing company security and privacy departments.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our principal executive offices are located at 3 Columbus Circle, 15th Floor, New York, NY. In addition, we lease approximately 2,000 square feet of office space in San Diego, California under a lease agreement that was amended on April 19, 2023 and will expire on October 31, 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

As of March 12, 2024, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

Holders

As of March 12, 2024, we had 8 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described below.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of five different classes of existing agents, including checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in preclinical models. In 2023, we initiated a Phase 1 clinical trial with our lead clinical candidate, Decoy20, in patients with advanced solid tumors where currently approved therapies have failed. For further information regarding our business and operations, see “Part I. Item 1. Business.”

Impact of Macroeconomic Conditions on our Operations

Economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the current economic conditions is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. A resurgence of the COVID-19 pandemic or any new public health crisis could again affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials.

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

We accrue expenses for manufacturing, preclinical studies and clinical trial activities performed by third parties based on estimates of services received and efforts expended pursuant to agreements with CROs, CMOs, and other outside service providers. We determine these estimates based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, we record the payments as a prepaid asset, which will be amortized or expensed as the contracted services are performed. However, actual costs and timing of these activities are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. Our expenditures on future nonclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of preclinical studies and clinical trials and development of product candidates will depend on a variety of factors, including:

●	the timing and receipt of regulatory approvals;

●	the scope, rate of progress and expenses of preclinical studies and clinical trials and other research and development activities;

●	potential safety monitoring and other studies requested by regulatory agencies; and

●	significant and changing government regulation.

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. These risks and uncertainties associated with our research and development projects are discussed more fully in Part I. Item 1A. “Risk Factors - We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The following tables set forth our results of operations for the years ended December 31, 2023 and 2022 and the relative dollar and percentage change between the two years.

	Year ended December 31,		Change (2023 to 2022)
	2023	2022	($)%
Operating expenses:
Research and development	$7,621,707	$6,324,657	$1,297,050	21%
General and administrative	8,756,767	8,586,249	170,518	2%
Total operating expenses	16,378,474	14,910,906	1,467,568	10%
Loss from operations	(16,378,474)	(14,910,906)	(1,467,568)	10%
Other income, net	955,003	588,108	366,895	62%
Net loss	$(15,423,471)	$(14,322,798)	$(1,100,673)	8%
Net loss attributable to common stockholders per share, basic and diluted	$(1.83)	$(1.73)	$(0.10)	6%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,262,119

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2023 amounted to approximately $7.6 million, an increase of approximately $1.3 million, or approximately 21%, compared with approximately $6.3 million for the year ended December 31, 2022. This increase was attributable primarily to (i) an increase of approximately $0.4 million for payroll and related expenses including approximately $0.1 million of stock-based compensation, and (ii) an increase of approximately $0.9 million for the Phase 1 clinical trial and activities related to the expansion of our pipeline.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2023 amounted to approximately $8.8 million, an increase of approximately $0.2 million, or approximately 2%, compared with approximately $8.6 million for the year ended December 31, 2022. This increase was attributable primarily to an increase of approximately $0.6 million for legal fees, recruitment costs, investor relations expenses and other professional fees, and was partially offset by a decrease of approximately $0.4 million for payroll and related expenses and for directors’ and officers’ insurance expenses.

Other Income

Our other income, net, for the year ended December 31, 2023 amounted to approximately $1.0 million, an increase of approximately $0.4 million, or approximately 62%, compared to approximately $0.6 million for the year ended December 31, 2022. This increase was attributable primarily to an increase of approximately $0.7 million in interest earned on deposits and interest earned on marketable securities, which was partially offset by a decrease of approximately $0.3 million from a gain that resulted from our settlement relating to a contractual dispute with Lohmann Therapie Systeme AG in February 2023.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $3.7 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In March 2024, we sold 137,836 shares of our common stock for an aggregate gross proceeds of $0.3 million.

In December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park pursuant to which we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock (subject to certain limitations) from time to time over the term of the purchase agreement. We also filed a registration statement on Form S-1 to cover the resale of shares of our common stock issuable under the purchase agreement.

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

As of December 31, 2023, we had cash and cash equivalents of approximately $13.4 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2024. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Annual Report. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $13.4 million for the year ended December 31, 2023, compared with net cash used in operating activities of approximately $13.1 million for the year ended December 31, 2022. The approximately $0.3 million increase in net cash used was primarily attributable to an increase in our spending related to research and development activities in connection with the Phase 1 clinical trial.

Investing Activities

Net cash provided by investing activities was approximately $17.1 million for the year ended December 31, 2023 which was related to the maturity of $24.0 million in marketable securities, offset by investment of approximately $6.9 million in marketable securities. Net cash used in investing activities was approximately $16.4 million for the year ended December 31, 2022, which was primarily related to approximately $29.6 million investment in marketable securities, offset by approximately $0.2 million from the proceeds received for assets held for sale and by $13.0 million from the maturity of marketable securities.

Financing Activities

There was no net cash provided by or used in financing activities for the years ended December 31, 2023 and 2022.

Funding Requirements

Our operating expenses increased in 2023 and are expected to continue to increase in the future in connection with our ongoing activities, particularly as we expect to continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2023 are adequate to fund our ongoing activities through the third quarter of 2024.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of any pandemic, such as the COVID-19 pandemic, epidemic or other future health crisis on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the magnitude of our general and administrative expenses; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of current macroeconomic conditions and market volatility. As a result, we may face difficulties raising capital through sales of our common stock on acceptable terms, if at all. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report and “Risk Factors” in Item 1A. of this Annual Report.

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on December 31, 2023 were approximately $0.2 million, of which approximately $0.1 million is due in the next twelve months and the remaining payments are due over the following year. For additional details regarding our lease, see Note 8 to our consolidated financial statements included in this Annual Report.

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

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the year ended December 31, 2023, we incurred approximately $7.6 million of research and development expenses, of which approximately $3.9 million were for services provided by our CROs and CMOs. As of December 31, 2023, we recorded an accrued liability of approximately $0.4 million for expenses incurred, but not yet invoiced, and prepaid expenses and non-current other assets of approximately $0.8 million for payments made that relate to future periods. Overestimating or underestimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of a peer group of companies. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin Topic 14, which is the mid-point between the option vesting date and the expiration date. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Indaptus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indaptus Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, and has limited capital resources. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California
March 13, 2024

INDAPTUS THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,362,053	$9,626,800
Marketable securities	-	16,806,009
Prepaid expenses and other current assets	633,156	811,433

Total current assets	13,995,209	27,244,242

Non-current assets:
Property and equipment, net	735	2,019
Right-of-use asset	173,206	79,294
Other assets	754,728	738,251

Total non-current assets	928,669	819,564

Total assets	$14,923,878	$28,063,806

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,672,327	$3,352,847
Operating lease liability, current portion	101,705	80,494

Total current liabilities	2,774,032	3,433,341

Non-current liabilities:
Operating lease liability, net of current portion	73,348	-

Total non-current liabilities	73,348	-

Total liabilities	2,847,380	3,433,341

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 8,401,047 shares issued and outstanding as of December 31, 2023 and December 31, 2022	84,011	84,011
Additional paid in capital	57,409,643	54,443,705
Accumulated deficit	(45,417,156)	(29,993,685)
Accumulated other comprehensive income	-	96,434

Total stockholders’ equity	12,076,498	24,630,465

Total liabilities and stockholders’ equity	$14,923,878	$28,063,806

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2023	2022
Operating expenses:
Research and development	$7,621,707	$6,324,657
General and administrative	8,756,767	8,586,249

Total operating expenses	16,378,474	14,910,906

Loss from operations	(16,378,474)	(14,910,906)

Other income, net	955,003	588,108

Net loss	$(15,423,471)	$(14,322,798)

Net loss available to common stockholders per share of common stock, basic and diluted	$(1.83)	$(1.73)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,401,047	8,262,119
Net loss	$(15,423,471)	$(14,322,798)
Other comprehensive income:
Reclassification adjustment for interest earned on marketable securities included in net loss	(430,993)	(110,002)
Change in unrealized gain on marketable securities	334,559	206,436
Comprehensive loss	$(15,519,905)	$(14,226,364)

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit	Income (Loss)	Total

Balance, January 1, 2022	8,258,597	$82,586	$51,487,881	$(15,670,887)	$-	$35,899,580
Stock-based compensation	-	-	2,957,249	-	-	2,957,249
Issuance of initial commitment shares	142,450	1,425	(1,425)	-	-	-
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(110,002)	(110,002)
Change in unrealized gain on marketable securities	-	-	-	-	206,436	206,436
Net loss	-	-	-	(14,322,798)	-	(14,322,798)
Balance, December 31, 2022	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465

Stock-based compensation	-	-	2,965,938	-	-	2,965,938
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(430,993)	(430,993)
Change in unrealized gain on marketable securities	-	-	-	-	334,559	334,559
Net loss	-	-	-	(15,423,471)	-	(15,423,471)

Balance, December 31, 2023	8,401,047	$84,011	$57,409,643	$(45,417,156)	$-	$12,076,498

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,423,471)	$(14,322,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,284	1,781
Stock-based compensation	2,965,938	2,957,249
Realized gain on assets held for sale	-	(24,155)
Interest earned on marketable securities	(430,993)	(110,002)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	161,800	295,220
Accounts payable and other current liabilities	(680,520)	(1,154,829)
Other assets	-	(721,774)
Operating lease right-of-use asset and liability, net	647	961
Net cash used in operating activities	(13,405,315)	(13,078,347)

Cash flows from investing activities:
Proceeds received for assets held for sale	-	172,555
Purchase of marketable securities	(6,859,432)	(29,599,573)
Maturity of marketable securities	24,000,000	13,000,000
Net cash provided by (used in) investing activities	17,140,568	(16,427,018)

Net increase (decrease) in cash and cash equivalents	3,735,253	(29,505,365)

Cash and cash equivalents at beginning of year	9,626,800	39,132,165

Cash and cash equivalents at end of year	$13,362,053	$9,626,800

Noncash investing and financing activities
ASC 842 lease renewal option exercise	$236,506	$-
Issuance of initial commitment shares	$-	$1,425
Change in accumulated other comprehensive (loss) income	$(96,434)	$96,434

Supplemental cash flow disclosures
Cash paid for income taxes	$1,600	$2,400

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

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

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operations (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the year ended December 31, 2023, the Company incurred a net loss of approximately $15.4 million, and as of December 31, 2023, the Company had an accumulated deficit of approximately $45.4 million. In addition, during the year ended December 31, 2023, the Company used approximately $13.4 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these consolidated financial statements, it will not have adequate cash to fund its ongoing activities beyond the third quarter of 2024 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the year ended December 31,
	2023	2022
Outstanding stock options	1,979,196	1,600,830
Warrants	3,090,787	3,090,787

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, and 2022, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Marketable securities

The Company’s investments in marketable securities included U.S. treasury bonds that were classified as available-for-sale securities pursuant to Accounting Standards Codification (“ASC”) 320 “Investments — Debt Securities”. These investments were recorded at fair value with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, as a separate component of stockholders’ equity.

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

Research and development expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, stock-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including clinical trials and professional services. All costs associated with research and development are expensed as incurred.

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which services or materials are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid expense or other asset, which will be amortized or expensed as the contracted services are performed.

General and administrative expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs, including depreciation, to support the Company’s operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of December 31, 2023, and 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined using the Black-Scholes-Merton (“Black-Scholes”) model as of the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis.

The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based payment awards, including the option’s expected term and the price volatility of the underlying stock. The Company estimates the fair value of options granted by using the Black-Scholes model with the following assumptions:

Expected Volatility—The Company estimated volatility for option grants by evaluating the historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term—The expected term of the Company’s options represents the period that the stock-based payment awards are expected to be outstanding. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023, and 2022, the recorded values of cash and cash equivalents, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

The following financial assets are measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2022. As of December 31, 2023, there were no such assets on the Company’s consolidated balance sheet.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable securities	$16,806,009	$-	$16,806,009	$-
Total	$16,806,009	$-	$16,806,009	$-

Segment information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”). The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company currently operates in one business segment, which is biotechnology. The Company is not organized by market and is managed and operated as one business.

Recently adopted accounting pronouncements

On January 1, 2023, the Company adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard amended guidance on the recognition of impairment losses of certain financial instruments. The ASU established the current expected credit loss model, which is based on expected losses rather than incurred losses. Adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3: MARKETABLE SECURITIES

The Company’s investments in marketable securities included U.S. treasury bonds with maturities of less than one year. These investments were classified as available-for-sale and were recorded at fair value with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss). These investments were categorized as Level 2.

As of December 31, 2023, the Company had no marketable securities. As of December 31, 2022, the fair value of the marketable securities was $16,806,009.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	For the year ended December 31,
	2023	2022
Prepaid insurance	$554,097	$610,208
Prepaid research and development	17,309	80,910
Other prepaid expenses	61,750	120,315
Total prepaid expenses and other current assets	$633,156	$811,433

NOTE 5: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	For the year ended December 31,
	2023	2022
Accounts payable	$806,004	$1,378,316
Accrued employee costs	1,213,054	1,216,242
Accrued professional fees	39,165	172,356
Accrued research and development	439,024	311,036
Accrued board fees	117,750	116,000
Delaware franchise taxes payable	40,000	128,929
Other accrued expenses	17,330	29,968
Total accounts payable and other current liabilities	$2,672,327	$3,352,847

NOTE 6: STOCK-BASED COMPENSATION

The Company has an equity incentive plan for grants to employees, officers, consultants, directors, and other service providers that was approved in 2021 (the “2021 Plan”). The maximum aggregate number of shares that may be issued pursuant to this 2021 Plan is 1,864,963 shares (the “Pool”); provided, however that the Pool will increase on January 1 of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2024 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of common stock as determined to be appropriate by the Committee (as defined in the 2021 Plan) in its sole discretion. On January 1, 2022, January 1, 2023 and January 1, 2024 the Pool was increased by 247,758 shares, 252,031 shares and 252,031 shares, respectively. In no event shall more than 1,864,963 shares be available for issuance for Incentive Stock Options (as defined in the 2021 Plan) under the 2021 Plan.

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

A summary of the stock option activity during the year ended December 31, 2023, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2023	1,672,873	$13.01	8.5	$-
Granted	425,750	$1.70	-	$-
Forfeited and cancelled	(48,426)	$4.34	-	$-
Outstanding as of December 31, 2023	2,050,197	$10.90	7.9	$36,363
Exercisable as of December 31, 2023	1,184,749	$15.59	7.4	$-
Vested and expected to vest as of December 31, 2023	2,050,197	$10.90	7.9	$36,363

The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2023	2022
Research and development	$792,273	$709,527
General and administrative	2,173,665	2,247,722
Total stock-based compensation expense	$2,965,938	$2,957,249

As of December 31, 2023, total compensation cost not yet recognized related to unvested stock options was approximately $2.2 million, which is expected to be recognized over a weighted-average period of approximately 0.7 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the years ended December 31, 2023 and 2022 are presented in the table below. The weighted average fair value of stock options issued during the years ended December 31, 2023 and 2022 was $1.43 and $3.27 per share, respectively.

	2023	2022
Exercise price	$1.70	$4.04
Expected term (in years)	5.8	5.8
Volatility	110.9%	106.6%
Risk free rate	3.7%	2.2%
Dividend yield	0.0%	0.0%

The following table presents the exercise price of outstanding stock options as of December 31, 2023:

Exercise price	Options outstanding
$0.01 - $8.00	1,023,249
$8.01 - $16.00	992,250
$16.01 or higher	34,698
Total	2,050,197

NOTE 7: CAPITALIZATION

a.

As of December 31, 2023 and December 31, 2022, the Company had 200,000,000 shares of common stock authorized and 8,401,047 shares of common stock issued and outstanding. As of December 31, 2023 and December 31, 2022, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock of the Company. As of December 31, 2023, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is approximately 3.0 years.

b.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of up to $3.7 million. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In March 2024, The Company sold 137,836 shares of the Company’s common stock for an aggregate gross proceeds of $0.3 million. The Company’s effective “shelf” registration statement on Form S-3 is under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule.

c.	On December, 22, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations in the Purchase Agreement, Lincoln Park is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period (unless extended to a 48-month period pursuant to the Purchase Agreement). The Company will control the timing and amount of sales of the Company’s shares to Lincoln Park. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company (i) issued to Lincoln Park 142,450 shares of common stock, as the initial commitment shares, and (ii) will issue additional commitment shares, of common stock equal to $125,000 divided by the arithmetic average of the ten (10) Nasdaq Official Closing Prices (as defined in the Purchase Agreement) for the common stock immediately preceding the date that the Company has sold over $10,000,000 of shares to Lincoln Park, (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction) provided that the additional commitment shares number shall be no greater than 76,220. On December 23, 2022, the Company filed a Form S-1 covering the resale of up to 4,000,000 shares of common stock comprised of (i) 142,450 initial commitment shares, (ii) up to a maximum of 76,220 additional commitment shares, and (iii) up to 3,781,330 shares of common stock reserved for issuance and sale to Lincoln Park under the Purchase Agreement. The Form S-1 was declared effective on December 30, 2022.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

On July 13, 2022, LTS Lohmann Therapie Systeme AG (“LTS”) filed a Request for Arbitration with the International Chamber of Commerce (“Request”), naming as respondent the Company’s subsidiary, Intec Pharma. The Request alleges that LTS is entitled to payment of Euro 2 million under a process development agreement (“PDA”) following discontinuation of the former Accordion Pill business. Intec Israel had previously accrued this amount along with other related costs. In 2022, Intec Israel paid approximately Euro 1 million (approximately $1 million USD) towards the alleged obligation.

On February 7, 2023, Intec Israel settled the dispute with LTS by paying Euro 800,000 (approximately $860,000). As the settlement amount was less than the amount accrued, the Company also recognized other income of approximately Euro 345,000 (approximately $365,000) during the year ended December 31, 2022.

From time to time, the Company could become involved in additional disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount of such potential loss can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Leases

On October 1, 2021, the Company entered into a noncancelable two-year operating lease agreement for approximately 2,000 square feet of office space in San Diego, California. The base rent was $7,999 per month with an increase of 3% after the first anniversary of the lease term commencement, which was November 1, 2022.

On April 19, 2023, the Company executed an amendment to the lease agreement to extend the lease through October 31, 2025. Accordingly, the Company remeasured its operating lease liability under the agreement and recognized an incremental lease liability and right-of-use asset of $236,506. The remeasurement was based on a 9% incremental borrowing rate.

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of December 31, 2023 are as follows:

2024	$101,705
2025	86,862
Total minimum lease payments	188,567
Less: amount representing interest	(13,514)
Present value of operating lease liability	175,053
Less: current portion	(101,705)
Operating lease liability, net of current portion	$73,348

The Company recognized rent expense of $100,742 and $97,425 during the years ended December 31, 2023 and 2022, respectively. Total cash payments for the operating lease totaled $99,254 and $96,465 during the years ended December 31, 2023 and 2022, respectively.

NOTE 9: INCOME TAXES

As of December 31, 2023, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.

The Company’s provision for income taxes consisted of the following:

	For the year ended December 31,
	2023	2022
Computed “expected” tax benefit	$(3,238,593)	$(3,007,284)
State taxes, net of federal benefit	1,304	(8,797)
Non-deductible items	61,842	86,955
Change in deferred tax asset valuation allowance	2,509,496	(1,351,029)
Stock-based compensation	613,167	544,640
Return-to-provision adjustments	41,316	3,662,174
Other	13,918	73,371
Income tax expense	$2,450	$30

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s net deferred tax assets were comprised of the following as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Net operating losses	$51,846,000	$50,244,447
Capitalized research and development	2,162,872	1,054,824
Stock-based compensation	261,052	234,350
Accruals	220,923	447,973
Operating lease liabilities	36,761	16,960
Other	559	451
Total gross deferred tax assets	54,528,167	51,999,005

Deferred tax liabilities:
Right-of-use asset	(36,373)	(16,707)
Gross deferred tax liabilities	(36,373)	(16,707)

Less: Deferred tax asset valuation allowance	(54,491,794)	(51,982,298)
Total net deferred tax assets	$-	$-

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

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward periods. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance for the years ended December 31, 2023 and 2022. The net change in total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $2.5 million and decrease of $1.5 million respectively.

At December 31, 2023, the Company has United States federal and state net operating loss (NOL) carryforwards of $26.9 million and $7.4 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $0.8 million will begin to expire in 2036 while federal NOLs generated after 2017 of $26.1 million will carry forward indefinitely. The state NOL carryforwards of $7.4 million will begin to expire in 2035 unless previously utilized. At December 31, 2023, the Company also had Israel NOL carryforwards of $198.6 million. The Israel NOLs carry forward indefinitely.

The Company’s ability to utilize its net operating losses may be limited under Section 382 and 383 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Although the Company has not undergone a Section 382 analysis, it is possible that the utilization of the net operating losses could be substantially limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, the Company may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. As of December 31, 2023 and 2022, the Company has not recorded any unrecognized tax benefits.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of December 31, 2023 and 2022, the Company recorded no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company files U.S. federal and various state income tax returns and is subject to the examination for tax years back to 2020 and 2019 for federal and state purposes, respectively, and its NOL’s dating back to inception are subject to adjustment by the taxing authorities if claimed on future tax filings for which the statute remain open to examination. The Company also files Israeli tax returns and is subject to examination for tax years back to 2019. The Company is not currently under audit by the Internal Revenue Service or other similar national, state and local authorities.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2023, the date of these consolidated financial statements, through March 13, 2024, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the year ended December 31, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except for the sale of 137,836 shares of the Company’s common stock for an aggregate gross proceeds of $0.3 million as described in Note 7(b).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control- Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

The following table sets forth information relating to our executive officers and directors as of March 12, 2024.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	57	Chief Executive Officer and Director
Michael J. Newman, Ph.D.	68	Chief Scientific Officer and Director
Nir Sassi	48	Chief Financial Officer
Walt A. Linscott, Esq.	63	Chief Operating Officer
Roger J. Waltzman	57	Chief Medical Officer

Non-Executive Directors
Dr. Roger J. Pomerantz	67	Chairman of the Board of Directors
Hila Karah	55	Director
Anthony J. Maddaluna	71	Director
William B. Hayes	58	Director
Mark J. Gilbert, M.D.	63	Director
Robert E. Martell, M.D., Ph.D.	61	Director

Biographical information with respect to our executive officers and directors is provided below.

Information about Our Executive Officers

Jeffrey A. Meckler has served as our Chief Executive Officer since July 2021 and member of our board of directors since inception in February 2021. Previously, Mr. Meckler served as our sole officer from inception to July 2021, Intec Israel’s Vice Chairman of the board of directors from April 2017, as Intec Israel’s Chief Executive Officer from July 2017 and as President and Secretary and director of Intec Parent, Inc. from March 2021 until the Merger. Mr. Meckler has served on numerous public and private corporate boards and since October 2014 has served as a director of Travere Therapeutics (Nasdaq: TVTX). Mr. Meckler served as Chief Executive Officer and a director of CoCrystal Pharma, Inc., a pharmaceutical company, from April 2015 to July 2016. He has also served as a director of QLT, Inc. (Nasdaq: QLTI), a biotechnology company, from June 2012 to November 2016, as well as the Managing Director of The Andra Group, a life sciences consulting firm since 2009. Mr. Meckler also served as Chief Executive Officer of Trieber Therapeutics from January 2017 to July 2017. Earlier in his career, Mr. Meckler held a series of positions at Pfizer Inc. in manufacturing systems, market research, business development, strategic planning and corporate finance, which included playing a significant role in acquisitions and divestitures. Mr. Meckler is the past President and continues to serve on the board of directors of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center. Mr. Meckler holds a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received his J.D. from Fordham University School of Law. We believe that Mr. Meckler is qualified to serve on our board of directors because of his extensive executive leadership experience in the biopharmaceutical industry, including his service at Pfizer, and his experience serving on public company boards.

Michael J. Newman, Ph.D. has served as our Chief Scientific Officer and a member of our board of directors since August 2021. Dr. Newman is a pharmaceutical/biotechnology executive with over 40 years of experience carrying out and managing oncology research and development, in addition to undergraduate and graduate research and training in microbiology. He was the Founder, President, Chief Executive Officer and a member of the board of directors of Decoy (from August 2013 to August 2021). His previous positions also include faculty appointments in Biochemistry at Brandeis University (from 1984 to 1987) and the Roche Institute of Molecular Biology (from 1987 to 1992), Senior Associate Director of Oncology at Sandoz Pharmaceuticals (world-wide head of Cancer Biology), and Executive Director of Oncology at Novartis Pharmaceuticals (Head of Cancer Biology in the U.S.) (from 1992 to 1997), and senior management at several Biotechnology companies (from 1998 to 2012). Dr. Newman received a bachelor’s degree in Biology from the University of California at San Diego, a Ph.D. in Cell and Developmental Biology from Harvard Medical School (National Science Foundation Pre-Doctoral Fellow), and carried out post-doctoral research at Cornell University. We believe that Dr. Newman is qualified to serve on our board of directors because of his extensive scientific and research background, as well as his experience as founder and CEO of Decoy.

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

Walt A. Linscott, Esq. has served as our Chief Operating Officer since March 2023. Prior to that, he served as our Chief Business Officer from July 2021 until March 2023. Mr. Linscott joined Intec Israel in October 2017 and served as its Chief Business Officer from July 2018 until the Merger. Previously, from October 2017 to July 2018, Mr. Linscott served as Intec Israel’s Chief Administrative Officer. Prior to his service with Intec Israel, Mr. Linscott co-founded a global consulting enterprise in October 2014 providing strategic advice to developing companies and most recently served as the President and Chief Operating Officer of Treiber Therapeutics, Inc. from March 2017 to October 2017. Mr. Linscott also has held senior level executive positions at public and private medical device and pharmaceutical companies including Cocrystal Pharma, Inc., from July 2015 to March 2017, Carestream Health, Inc., from January 2011 to January 2015 and Solvay Pharmaceuticals, Inc., from 2001 to 2005. In addition to this experience, he was an associate and partner at Thompson Hine LLP from 1990 to 2001, and again as a partner from 2005 to 2010 where he founded the firm’s Atlanta, Georgia office, served as Partner in Charge and Chair of the firm’s Life Science Practice Group. Mr. Linscott holds a Master of Science in Experimental and Translational Therapeutics from the University of Oxford, a Postgraduate Diploma in Global Business from the University of Oxford and a Postgraduate Diploma in Entrepreneurship from Cambridge University. He earned a bachelor’s degree from Syracuse University and a Juris Doctor from the University of Dayton School of Law. Mr. Linscott served on active duty as an Officer in the United States Marine Corps prior to attending law school.

Roger Waltzman M.D., M.B.A. has served as our Chief Medical Officer since August 2023. Prior to that, he served as Chief Business Officer of Molecular Templates from 2019 to 2023 and in multiple senior drug development roles at Novartis Oncology from 2007 to 2013, where he played a leading role in the development of imatinib, nilotinib, and ruxolitinib. From 2013 to 2016, Dr. Waltzman was the Full Development Head of Malaria Drug Development at Novartis. More recently, Dr. Waltzman was CMO at Rgenix (now Inspirna), where he supervised the development of immuno-oncology and metabolic inhibitor assets through Phase 1 a/b. Previously, he served as CSO at Jaguar Health and Napo Pharmaceuticals, where he led scientific aspects of development and commercialization of Mytesi® (crofelemer). Before joining the industry, Dr. Waltzman held assistant professorships in medical oncology and palliative care at Saint Vincent’s Hospital and Mount Sinai School of Medicine in New York. He completed his fellowship in hematology/oncology at Memorial Sloan Kettering Cancer Center. Dr. Waltzman earned a Master of Business Administration at Columbia Business School and a Doctor of Medicine and Bachelor of Arts from Brown University.

Non-Employee Directors

Dr. Roger J. Pomerantz has served as our Chairman since July 2021 and previously served on Intec Israel’s board of directors from March 2018 until the Merger. Dr. Pomerantz served as Chairman and Chief Executive Officer of Contrafect Corporation (Nasdaq: CFRX) from April 2019 to November 2023. Prior to that, he served as Vice Chairman of Contrafect from May 2014 to April 2019. Previously, Dr. Pomerantz was a Venture Partner at Flagship Pioneering from 2014 through 2019. In addition, from November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB), a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. Dr. Pomerantz has served as a member of the board of directors of Viracta (Nasdaq: VIRX) since June 2020 and was appointed Chair in September 2020. Since February 2020, he served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT) and was previously a member of the board of directors of Rubius Therapeutics (Nasdaq: RUBY). Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

Hila Karah has served on our board since July 2021 and previously served as a member of Intec Israel’s board of directors since December 2009 until the Merger. Ms. Karah is a managing Partner of Pitango HealthTech VC and an experienced board director. Prior to Pitango she served as an independent business consultant to private and public companies on strategy, operations, financing, regulatory and corporate governance. From 2006 until 2013, Ms. Karah was the chief investment officer of Eurotrust Ltd., a family office, where she focused primarily on investments in life science, internet and high-tech companies. Prior to joining Eurotrust, Ms. Karah served as a senior analyst at Perceptive Life Sciences Ltd., a New York-based life healthcare focused hedge fund. Prior to her position at Perceptive, Ms. Karah was a research analyst at Oracle Partners Ltd., a healthcare-focused hedge fund based in Connecticut. Ms. Karah has served on the board of Cyren Ltd., a cyber security company (Nasdaq, TASE: CYRN), since 2008 and the board of Dario Health Corp. (Nasdaq: DRIO) since 2014. She also serves on the board of several private companies. Ms. Karah has a BA in molecular and cell biology from the University of California, Berkeley, and has studied at the UCSB – UCSF Joint Medical Program. We believe Ms. Karah is qualified to serve on our board of directors because of her longstanding service with Intec Israel, her investment career in life science companies, her scientific background and experience serving on public company boards.

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

Mark J. Gilbert has served on our board of directors since November 2021. Dr. Gilbert brings more than 30 years of experience in global medical and clinical research and development, and management of medical affairs. From March 2019 to March 2022, Dr. Gilbert served as Executive Vice President of Research and Development at Acepodia, Inc., a clinical-stage biotechnology company addressing gaps in cancer care and since June 2021, Dr. Gilbert has served as a Clinical Development Advisor to Decoy Biosystems, Inc., the Company’s wholly owned-subsidiary. In addition, from October 2020 to January 2024, Dr. Gilbert served as the Chairman of the Scientific Advisory Board at Inceptor Bio, LLC, a biotechnology company developing multiple next- generation cell and gene therapy platforms for underserved and difficult-to-treat cancers, after January 2024 he remains an SAB member, and from October 2020, he serves as a Strategic Advisor at Kineticos Ventures, a firm providing advisory services and capital to emerging life sciences firms. Prior to these positions, between November 2013 and January 2020, Dr. Gilbert was the Chief Medical Officer of Juno Therapeutics Inc., a biopharmaceutical company, where he led the clinical development of some of the first CAR-T cell therapies. Before that, Dr. Gilbert held leadership positions at Bayer Schering Pharma AG, where he served as Vice President and Head of Global Clinical Development, Therapeutic Area Oncology; Berlex Pharmaceuticals, Inc., where he served as Vice President of Medical Affairs, Oncology, and Vice President and Head of Global Medical Development Group, Oncology; and Immunex Corporation, where he served as Senior Medical Director, Clinical Research and Development. Between May 2019 and May 2021, Dr. Gilbert served as an Independent Director of Silicon Therapeutics, Inc., a fully integrated drug design and development company. Dr. Gilbert earned a Bachelor of Science degree in Biochemistry from the University of Iowa and a Medical Doctor degree from the University of Iowa College of Medicine. He trained in internal medicine, infectious disease and medical oncology at the University of California, San Francisco, and the University of Washington, respectively. We believe Dr. Gilbert is qualified to serve on our board of directors because of his significant scientific and executive in drug development and in the pharmaceutical industry.

Robert E. Martell, M.D., Ph.D. has served on our board of directors since February 2023. Dr. Martell brings more than 20 years of experience in the pharmaceutical industry. Dr. Martell is Chief Scientific Officer at Curis, having previously served as Head of Research & Development. From September 2011 to May 2018, Dr. Martell served on Curis’ Board of Directors. He is also co-founder of Epi-Cure Pharmaceuticals, a privately held early-stage biotechnology company, and served as its president and member of board of directors from 2016 to 2018. Dr. Martell served as Chief Medical Officer of Tesaro, Inc., a biopharmaceutical company developing Zejula and Varubi from 2012 to 2015; as Chief Medical Officer at MethylGene, a publicly traded biopharmaceutical focused on cancer therapeutics from 2005 to 2009; as Director of Oncology Global Clinical Research at Bristol-Myers Squibb, a biopharmaceutical company developing Sprycel, Erbitux and Ixempra from 2002 to 2005; and as Associate/Deputy Director at Bayer Corporation Pharmaceutical Division developing Nexavar from 2000 to 2002. In addition, Dr. Martell is a part-time treating physician at Champlain Valley Hematology Oncology and he has held a number of academic positions, including at Tufts Medical Center since 2009, where he has served in various roles including Associate Chief in the Division of Hematology/Oncology, Director of the Neely Center for Clinical Cancer Research, Leader of the Cancer Center’s Program in Experimental Therapeutics and Attending Physician; at Yale University School of Medicine as Assistant Clinical Professor of Oncology from 2001 to 2005; and as Assistant Professor at Duke Medical Center from 1998 to 2000. Dr. Martell received a B.A. in chemistry from Kalamazoo College, a Ph.D. in Pharmacology from University of Michigan and an M.D. from Wayne State University. He completed his Internal Medicine internship and residency at Duke University Medical Center, and his Fellowship in Medical Oncology also at Duke.

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

Other

The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2023 about shares of our common stock that may be issued upon the exercise of options under the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan, or the 2021 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders(2)	2,050,197	$10.90	189,201
Equity compensation plans not approved by security holders	—	—	—
Total	2,050,197	$10.90	189,201

(1)	The weighted average remaining term for the expiration of stock options under the 2021 Plan is 7.9 years.
(2)	Our 2021 Plan has an evergreen provision that allows for an annual increase beginning on January 1, 2022 and ending on and including January 1, 2024, equal to the lesser of (A) 3% of the aggregate number of shares of our shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by our board of directors.

Other

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

(a)(2) Financial Statement Schedules.

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit No.	Exhibit Description
2.1++	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc., Domestication Merger Sub Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on March 15, 2021)
2.2	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc. and Domestication Merger Sub Ltd. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on April 30, 2021)
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
4.1	Description of Securities Registered under Section 12 (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2021)
4.2	Form of Ordinary Share Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.2 to Intec Israel’s Current Report on Form 8-K filed with the SEC on May 6, 2020)
4.3	Form of Series A Common Stock Purchase Warrant of Intec Parent, Inc.(incorporated herein by reference to Exhibit 10.3 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.1*+	Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan
10.1+	First Amendment to the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.2*+	Form of Option Award Agreement
10.3+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.4+	Employment Agreement between Jeffrey Meckler and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.5+	Employment Agreement between Michael J. Newman, Ph.D. and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.6+	Employment Agreement between Walt Linscott and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.7+	Employment Agreement between Nir Sassi and Indaptus Therapeutics, Inc., effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022)
10.8+*	Employment Agreement between Roger J. Waltzman and Indaptus Therapeutics, Inc., effective as of August 7, 2023
10.9+	Indaptus Therapeutics, Inc. Non-Employee Director Compensation Program (Effective April 2, 2023) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023)
10.10	Form of Securities Purchase Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)

10.11	Form of Registration Rights Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.12	At the Market Offering Agreement, dated June 1, 2022, by and between Indaptus Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on September 1, 2022)
10.13	Purchase Agreement, dated December 22, 2022, by and between Indaptus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022)
10.14	Registration Rights Agreement, dated December 22, 2022, by and between Indaptus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2022)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2021)
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1*	Indaptus Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith

#	Furnished herewith

+	Indicates management contract or compensatory plan.

++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: March 13, 2024	By:	/s/ Jeffrey A. Meckler
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

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Director	March 13, 2024
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 13, 2024
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Michal J. Newman, Ph.D.	Chief Scientific Officer and Director	March 13, 2024
Michael J. Newman, Ph.D.

/s/ Roger J. Pomerantz, M.D.	Chairman of the Board of Directors	March 13, 2024
Dr. Roger J. Pomerantz, M.D.

/s/ Hila Karah	Director	March 13, 2024
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 13, 2024
Anthony J. Maddaluna

/s/ Mark J. Gilbert	Director	March 13, 2024
Mark J. Gilbert

/s/ William B. Hayes	Director	March 13, 2024
William B. Hayes

/s/ Robert E. Martell, M.D., Ph.D.	Director	March 13, 2024
Robert E. Martell, M.D., Ph.D.

