Form 10-Q
period 2024-03-31
Indaptus Therapeutics, Inc.
filed 2024-05-08
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the Registrant’s common stock outstanding as of May 7, 2024 was 8,538,883.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates’ development, including the timing and design of the Phase 1 clinical trial of Decoy20; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities and our ability to continue as a going concern; the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity.

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

iii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,741,638	$13,362,053
Prepaid expenses and other current assets	551,031	633,156

Total current assets	10,292,669	13,995,209

Non-current assets:
Property and equipment, net	-	735
Right-of-use asset	151,118	173,206
Other assets	504,728	754,728

Total non-current assets	655,846	928,669

Total assets	$10,948,515	$14,923,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,434,828	$2,672,327
Operating lease liability, current portion	102,464	101,705

Total current liabilities	1,537,292	2,774,032

Non-current liabilities:
Operating lease liability, net of current portion	50,664	73,348

Total non-current liabilities	50,664	73,348

Total liabilities	1,587,956	2,847,380

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 8,538,883 shares issued and outstanding as of March 31, 2024 and 8,401,047 shares issued and outstanding as of December 31, 2023	85,389	84,011
Additional paid in capital	58,499,003	57,409,643
Accumulated deficit	(49,223,833)	(45,417,156)

Total stockholders’ equity	9,360,559	12,076,498

Total liabilities and stockholders’ equity	$10,948,515	$14,923,878

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$1,591,142	$1,879,900
General and administrative	2,352,097	2,575,266

Total operating expenses	3,943,239	4,455,166

Loss from operations	(3,943,239)	(4,455,166)

Other income, net	136,562	201,928

Net loss	$(3,806,677)	$(4,253,238)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.45)	$(0.51)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,442,364	8,401,047
Net loss	$(3,806,677)	$(4,253,238)
Other comprehensive income:
Reclassification adjustment for interest earned on marketable securities included in net loss	-	(129,229)
Change in unrealized gain on marketable securities	-	210,252
Comprehensive loss	$(3,806,677)	$(4,172,215)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Other Comprehensive
	Shares	Amount	capital	deficit	Income	Total

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)
Balance, March 31, 2023	8,401,047	$84,011	$55,170,849	$(34,246,923)	$177,457	$21,185,394

Balance, January 1, 2024	8,401,047	$84,011	$57,409,643	$(45,417,156)	$-	$12,076,498
Stock-based compensation	-	-	774,691	-	-	774,691
Issuance of shares of common stock, net of issuance costs (Note 6)	137,836	1,378	314,669	-	-	316,047
Net loss	-	-	-	(3,806,677)	-	(3,806,677)
Balance, March 31, 2024	8,538,883	$85,389	$58,499,003	$(49,223,833)	$-	$9,360,559

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,806,677)	$(4,253,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	735	321
Stock-based compensation	774,691	727,144
Interest earned on marketable securities	-	(129,229)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	332,125	324,205
Accounts payable and other current liabilities	(1,237,499)	(1,630,225)
Operating lease right-of-use asset and liability, net	163	(1,200)
Net cash used in operating activities	(3,936,462)	(4,962,222)

Cash flows from investing activities:
Maturity of marketable securities	-	9,000,000
Purchase of marketable securities	-	(6,859,432)
Net cash provided by investing activities	-	2,140,568

Cash flows from financing activities:		-
Issuance of shares of common stock	336,044
Issuance costs	(19,997)	-
Net cash provided by financing activities	316,047	-

Net decrease in cash and cash equivalents	(3,620,415)	(2,821,654)

Cash and cash equivalents at beginning of period	13,362,053	9,626,800

Cash and cash equivalents at end of period	$9,741,638	$6,805,146

Noncash investing and financing activities
Change in accumulated other comprehensive income	$-	$81,023
ASC 842 lease renewal option exercise	$-	$236,506
Reclassification of security deposit	$-	$16,477

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the three-month period ended March 31, 2024, the Company incurred a net loss of approximately $3.8 million, and as of March 31, 2024, the Company had an accumulated deficit of approximately $49.2 million. In addition, during the three-month period ended March 31, 2024, the Company used approximately $3.9 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it will not have adequate cash to fund its ongoing activities beyond the third quarter of 2024 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2024, and the consolidated results of operations and comprehensive loss and changes in stockholders’ equity for the three-month periods ended March 31, 2024 and 2023 and cash flows for the three-month periods ended March 31, 2024 and 2023.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 13, 2024. The condensed consolidated balance sheet data as of December 31, 2023, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	For the three months ended March 31,
	2024	2023
Outstanding stock options	2,315,272	1,873,929
Warrants	3,090,787	3,090,787

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

Recently issued accounting standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Adoption of this ASU is currently being evaluated by the Company.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$323,572	$554,097
Prepaid research and development	114,749	17,309
Other prepaid expenses	112,710	61,750
Total prepaid expenses and other current assets	$551,031	$633,156

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$405,457	$806,004
Accrued employee costs	374,446	1,213,054
Accrued professional fees	107,358	39,165
Accrued research and development	353,707	439,024
Accrued board fees	117,750	117,750
Delaware franchise taxes payable	50,000	40,000
Other accrued expenses	26,110	17,330
Total accounts payable and other current liabilities	$1,434,828	$2,672,327

NOTE 5: STOCK-BASED COMPENSATION

The Company has an equity incentive plan for grants to employees, officers, consultants, directors, and other service providers that was approved in 2021 (the “2021 Plan”). The maximum aggregate number of shares that may be issued pursuant to this 2021 Plan is 1,864,963 shares (the “Pool”). On January 1, 2022, January 1, 2023 and January 1, 2024 the Pool was increased by 247,758 shares, 252,031 shares and 252,031 shares, respectively. In no event shall more than 1,864,963 shares be available for issuance for Incentive Stock Options (as defined in the 2021 Plan) under the 2021 Plan.

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

A summary of the stock option activity during the three months ended March 31, 2024, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2024	2,050,197	$10.90	7.9	$36,363
Granted	345,750	$1.74	-	$-
Outstanding as of March 31, 2024	2,395,947	$9.50	7.9	$417,178
Exercisable as of March 31, 2024	1,386,339	$14.01	7.3	$69,060
Vested and expected to vest as of March 31, 2024	2,395,947	$9.50	7.9	$417,178

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended March 31,
	2024	2023
Research and development	$217,819	$192,544
General and administrative	556,872	534,600
Total stock-based compensation expense	$774,691	$727,144

As of March 31, 2024, total compensation cost not yet recognized related to unvested stock options was approximately $2.0 million expected to be recognized over a weighted average period of 1.3 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the three months ended March 31, 2024 are presented in the table below. The weighted average fair value of stock options issued during the three months ended March 31, 2024 was $1.49 per share.

2024
Exercise price	$1.74
Expected term (in years)	5.9
Volatility	115.5%
Risk free rate	4.0%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of March 31, 2024:

Exercise price	Options outstanding
$0.01 - $8.00	1,368,999
$8.01 - $16.00	992,250
$16.00 or higher	34,698
Total	2,395,947

NOTE 6: CAPITALIZATION

a.	As of March 31, 2024 and December 31, 2023, the Company had 200,000,000 shares of common stock authorized and 8,538,883 and 8,401,047 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock. As of March 31, 2024, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 2.7 years.

b.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock, par value $0.01 per share. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In March 2024, the Company sold 137,836 shares of the Company’s common stock for aggregate gross proceeds of $0.3 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Litigation

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

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of March 31, 2024 are as follows:

2024 (remaining)	$76,406
2025 (lease ends October 31, 2025)	86,862
Total minimum lease payments	163,268
Less: amount representing interest	(10,140)
Present value of operating lease liability	153,128
Less: current portion	(102,464)
Operating lease liability, net of current portion	$50,664

The Company recognized rent expense of $25,462 and $24,356 during the three months ended March 31, 2024 and 2023, respectively. Total cash payments for the operating lease totaled $25,300 and $24,716 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2024, the date of these unaudited condensed consolidated financial statements, through May 8, 2024, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the three months ended March 31, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024 (the “2023 Annual Report on Form 10-K”). The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part II. Item 1A. Risk Factors in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described below. Please also see the “Cautionary Note Regarding Forward-Looking Statements” section in the forepart of this Quarterly Report.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of four different classes of existing agents, including NSAIDs, checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology was associated with induction of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in preclinical models. We have carried out successful current Good Manufacturing Practice (cGMP) manufacturing of our lead clinical candidate, Decoy20.

In May 2022, the U.S. Food and Drug Administration, or the FDA, allowed us to proceed under our IND for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed, and in December 2022, we initiated this Phase 1 clinical trial which is an open label, multi-center, dose escalation and expansion, single arm (monotherapy) study conducted in 2 parts. The Phase 1 study has begun with a single dose escalation, which is planned to be followed by an expansion part with continuous weekly administration of Decoy20. The study is enrolling patients with advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (PK), pharmacodynamics and clinical activity. The primary endpoints of the study are incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate in subjects with measurable disease and duration of response.

In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial. Four patients were enrolled and evaluable in the first cohort. These patients experienced generally anticipated transient adverse events including hemodynamic changes such as changes in pulse or blood pressure that were resolved within 30 minutes and laboratory abnormalities such as grade 1-3 elevations in transaminases (liver function tests) and grade 4 reductions in lymphocytes that generally resolved within three days. One patient had a dose-limiting toxicity of grade 3 bradycardia (slow heart rate) and grade 2 hypotension (low blood pressure) which resolved within approximately 90 minutes with i.v. fluids. Patients also experienced transient induction of over 50 different biomarkers associated with innate and adaptive anti-tumor immune responses. After the end of infusion, Decoy20 was cleared from the blood within 30 to 120 minutes. Peak cytokine and chemokine induction occurred within ~4 to 24 hours and most subjects returned to baseline by 24-72 hours. This rapid clearance and associated transient cytokine/chemokine induction are desired to avoid prolonged toxicity, often associated with longer term cytokine exposure.

In September 2023, we advanced into the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. In early March 2024, we completed the second cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial and, following authorization from the Safety Review Committee, advanced into the multi-dosing part of the Phase 1 clinical trial. The second cohort dose is a reduction from the dosing in the first cohort based on the significant pharmacodynamic effect seen with the first cohort and anticipated optimal Decoy20 safety profile for both multi-dosing and combination approaches.

Impact of Macroeconomic Conditions on our Operations

Economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of current economic conditions is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19.

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

We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to increase our headcount to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following tables sets forth our results of operations for the three months ended March 31, 2024 and 2023 and the relative dollar change between the two periods.

	Three months ended
	March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$1,591,142	$1,879,900	$(288,758)	(15)%
General and administrative	2,352,097	2,575,266	(223,169)	(9)%

Total operating expenses	3,943,239	4,455,166	(511,927)	(11)%

Loss from operations	(3,943,239)	(4,455,166)	511,927	(11)%

Other income, net	136,562	201,928	(65,366)	(32)%

Net loss	$(3,806,677)	$(4,253,238)	$446,561	(10)%
Net loss attributable to common stockholders per share, basic and diluted	$(0.45)	$(0.51)	$0.06	(12)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,442,364	8,401,047

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2024 amounted to approximately $1.6 million, a decrease of approximately $0.3 million, or approximately 15%, compared to approximately $1.9 million for the three months ended March 31, 2023. This decrease was attributable primarily to our manufacturing processes of Decoy20 that were conducted in the three months ended March 31, 2023. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 amounted to approximately $2.4 million, a decrease of approximately $0.2 million, or approximately 9%, compared to approximately $2.6 million for the three months ended March 31, 2023. This decrease was attributable primarily to a decrease of approximately $0.5 million in legal fees, recruitment costs and for directors’ and officers’ insurance expenses, and was offset by an increase of approximately $0.3 million in payroll and related expenses and investor relations expenses. We expect our general and administrative expenses to increase for the remainder of the year as we continue to support our research and development activities.

Other Income, Net

During the three months ended March 31, 2024, our other income, net was approximately $0.1 million, which represented a decrease of approximately $0.1 million as compared to the three months ended March 31, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which based on the prospectus supplement that was filed with the SEC on March 13, 2024, we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $5.2 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In March 2024, we sold 137,836 shares of our common stock for aggregate gross proceeds of $0.3 million.

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

As of March 31, 2024, we had cash and cash equivalents of approximately $9.7 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2024. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $3.9 million for the three months ended March 31, 2024, compared with net cash used in operating activities of approximately $4.9 million for the three months ended March 31, 2023. The decrease in net cash used was primarily attributable to a decrease in our research and development activities, mostly related to our manufacturing processes of Decoy20, and a decrease in our general and administrative expenses. The decrease in net cash used was also attributable to the settlement fee that was paid in February 2023.

Investing Activities

There was no net cash provided by or used in investing activities in the three months ended March 31, 2024. Net cash provided by investing activities was approximately $2.1 million for the three months ended March 31, 2023, which was related to the maturity of $9.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $0.3 million, which was provided by issuance and sale of our common stock under the ATM Agreement. There was no net cash provided by or used in financing activities in the three months ended March 31, 2023.

Funding Requirements

Our operating expenses are expected to continue to increase in the future in connection with our ongoing activities, particularly as we expect to continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

We believe that our existing cash and cash equivalents as of March 31, 2024 are adequate to fund our ongoing activities through the third quarter of 2024.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on March 31, 2024 were approximately $0.15 million, of which approximately $0.1 million is due in the next twelve months and the remaining payments are due through October 2025. For additional details regarding our lease, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed, including the use of estimates, are presented in the notes to our annual financial statements included in our 2023 Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2023 Annual Report on Form 10-K. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report on Form 10-K.

Recently Issued Accounting Standard

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Adoption of this ASU is currently being evaluated.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three-month period ended March 31, 2024, we reported a net loss of approximately $3.8 million and as of March 31, 2024, we had an accumulated deficit of approximately $49.2 million.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of March 31, 2024, we had approximately $9.7 million in cash and cash equivalents, and during the three-month period ended March 31, 2024, we used $3.9 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and as existing cash resources are not sufficient to fund planned operations for at least 12 months from the filing of this Quarterly Report, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which, based on the prospectus supplement that was filed with the SEC on March 13, 2024, we may offer and sell from time to time shares of our common stock for aggregate gross proceeds of up to $5.2 million. Additionally, in December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period (unless extended to a 48-month period pursuant to the terms thereof). We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act and The Nasdaq Stock Market LLC (Nasdaq) rules. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

If the Domestication Merger (defined below), taken together with the Merger (defined below), fails to qualify as a Section 351(a) Exchange, former U.S. holders of Intec Pharma (Intec Israel) ordinary shares may recognize taxable gain as a result of the Domestication Merger.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: May 8, 2024	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

