Form 10-Q
period 2024-06-30
Indaptus Therapeutics, Inc.
filed 2024-08-12
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of August 9, 2024 was 10,196,884.

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

iii

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,301,751	$13,362,053
Prepaid expenses and other current assets	186,726	633,156

Total current assets	7,488,477	13,995,209

Non-current assets:
Property and equipment, net	-	735
Right-of-use asset	128,630	173,206
Other assets	504,728	754,728

Total non-current assets	633,358	928,669

Total assets	$8,121,835	$14,923,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$1,824,825	$2,672,327
Operating lease liability, current portion	103,223	101,705

Total current liabilities	1,928,048	2,774,032

Non-current liabilities:
Operating lease liability, net of current portion	27,579	73,348

Total non-current liabilities	27,579	73,348

Total liabilities	1,955,627	2,847,380

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 8,553,047 shares issued and outstanding as of June 30, 2024 and 8,401,047 shares issued and outstanding as of December 31, 2023	85,531	84,011
Additional paid in capital	59,319,777	57,409,643
Accumulated deficit	(53,239,100)	(45,417,156)

Total stockholders’ equity	6,166,208	12,076,498

Total liabilities and stockholders’ equity	$8,121,835	$14,923,878

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,713,973	$1,480,485	$3,305,115	$3,360,385
General and administrative	2,394,912	2,014,777	4,747,009	4,590,043

Total operating expenses	4,108,885	3,495,262	8,052,124	7,950,428

Loss from operations	(4,108,885)	(3,495,262)	(8,052,124)	(7,950,428)

Other income, net	93,618	250,197	230,180	452,125

Net loss	$(4,015,267)	$(3,245,065)	$(7,821,944)	$(7,498,303)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.47)	$(0.39)	$(0.92)	$(0.89)

Weighted average number of shares used in calculating net loss per share, basic and diluted	8,543,919	8,401,047	8,493,394	8,401,047
Net loss	$(4,015,267)	$(3,245,065)	$(7,821,944)	$(7,498,303)
Other comprehensive income (loss):
Reclassification adjustment for interest earned on marketable securities included in net loss	-	(161,197)	-	(290,426)
Change in unrealized gain on marketable securities	-	117,895	-	328,147
Comprehensive loss	$(4,015,267)	$(3,288,367)	$(7,821,944)	$(7,460,582)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)

Balance, March 31, 2023	8,401,047	84,011	55,170,849	(34,246,923)	177,457	21,185,394
Stock-based compensation	-	-	728,466	-	-	728,466
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(161,197)	(161,197)
Change in unrealized gain on marketable securities	-	-	-	-	117,895	117,895
Net loss	-	-	-	(3,245,065)	-	(3,245,065)
Balance June 30, 2023	8,401,047	$84,011	$55,899,315	$(37,491,988)	$134,155	$18,625,493

Balance, January 1, 2024	8,401,047	$84,011	$57,409,643	$(45,417,156)	$-	$12,076,498
Stock-based compensation	-	-	774,691	-	-	774,691
Issuance of shares of common stock, net of issuance costs (Note 6)	137,836	1,378	314,669	-	-	316,047
Net loss	-	-	-	(3,806,677)	-	(3,806,677)

Balance, March 31, 2024	8,538,883	85,389	58,499,003	(49,223,833)	-	9,360,559
Stock-based compensation	-	-	782,852	-	-	782,852
Issuance of shares of common stock, net of issuance costs (Note 6)	14,164	142	37,922	-	-	38,064
Net loss	-	-	-	(4,015,267)	-	(4,015,267)
Balance, June 30, 2024	8,553,047	$85,531	$59,319,777	$(53,239,100)	$-	$6,166,208

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,821,944)	$(7,498,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	735	643
Stock-based compensation	1,557,543	1,455,610
Interest earned on marketable securities	-	(290,426)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	696,430	614,172
Accounts payable and other current liabilities	(847,502)	(1,350,222)
Operating lease right-of-use asset and liability, net	325	(455)
Net cash used in operating activities	(6,414,413)	(7,068,981)

Cash flows from investing activities:
Maturity of marketable securities	-	17,000,000
Purchase of marketable securities	-	(6,859,432)
Net cash provided by investing activities	-	10,140,568

Cash flows from financing activities:
Issuance of shares of common stock	375,588	-
Issuance costs	(21,477)	-
Net cash provided by financing activities	354,111	-

Net (decrease) increase in cash and cash equivalents	(6,060,302)	3,071,587

Cash and cash equivalents at beginning of period	13,362,053	9,626,800

Cash and cash equivalents at end of period	$7,301,751	$12,698,387

Noncash investing and financing activities
Change in unrealized gain/loss on marketable securities	$-	$37,721
ASC 842 lease renewal option exercise	$-	$236,506
Reclassification of security deposit	$-	$16,477

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to the unaudited condensed consolidated financial statements

NOTE 1: GENERAL

Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries, Decoy Biosystems, Inc. and Intec Pharma Ltd., (collectively the “Company”), is a biotechnology company dedicated to enhancing and expanding curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for more than 90% of all cancer deaths. The Company is developing a novel, multi-targeted product that activates both innate and adaptive anti-tumor and anti-viral immune responses.

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the six-month period ended June 30, 2024, the Company incurred a net loss of approximately $7.8 million, and as of June 30, 2024, the Company had an accumulated deficit of approximately $53.2 million. In addition, during the six-month period ended June 30, 2024, the Company used approximately $6.4 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it has adequate cash to fund its ongoing activities into the first quarter of 2025 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing, such as through the registered direct offering and concurrent private placement that the Company completed in August 2024 (the “August 2024 Offering”), raising a total of approximately $2.5 million, net of placement agent and other offering expenses in the amount of approximately $0.5 million. For more details see Note 6(c). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2024, and the consolidated results of operations and comprehensive loss and changes in stockholders’ equity for the three- and six-month periods ended June 30, 2024 and 2023 and cash flows for the six-month periods ended June 30, 2024 and 2023.

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

The results for the six-month period ended June 30, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023
Outstanding stock options	2,420,614	1,955,123	2,368,098	1,914,830
Warrants	3,090,787	3,090,787	3,090,787	3,090,787

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$93,047	$554,097
Prepaid research and development	6,288	17,309
Other prepaid expenses	87,391	61,750
Total prepaid expenses and other current assets	$186,726	$633,156

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$416,555	$806,004
Accrued employee costs	679,345	1,213,054
Accrued professional fees	140,356	39,165
Accrued research and development	418,308	439,024
Accrued board fees	117,750	117,750
Delaware franchise taxes payable	20,000	40,000
Other accrued expenses	32,511	17,330
Total accounts payable and other current liabilities	$1,824,825	$2,672,327

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

A summary of the stock option activity during the six months ended June 30, 2024, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2024	2,050,197	$10.90	7.9	$36,363
Granted	438,250	$1.93	9.6	$-
Outstanding as of June 30, 2024	2,488,447	$9.30	7.8	$309,618
Exercisable as of June 30, 2024	1,589,772	$12.83	7.2	$82,383
Vested and expected to vest as of June 30, 2024	2,488,447	$9.30	7.8	$309,618

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Research and development	$221,661	$193,686	$439,480	$386,230
General and administrative	561,191	534,780	1,118,063	1,069,380
Total stock-based compensation expense	$782,852	$728,466	$1,557,543	$1,455,610

As of June 30, 2024, total compensation cost not yet recognized related to unvested stock options was approximately $1.4 million and such amount is expected to be recognized over a weighted average period of 1.5 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the six months ended June 30, 2024 are presented in the table below. The weighted average fair value of stock options issued during the six months ended June 30, 2024 was $1.67 per share.

2024
Exercise price	$1.97
Expected term (in years)	5.8
Volatility	114.8%
Risk free rate	4.1%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of June 30, 2024:

Exercise price	Options outstanding
$0.01 - $8.00	1,461,499
$8.01 - $16.00	992,250
$16.00 or higher	34,698
Total	2,488,447

NOTE 6: CAPITALIZATION

a.	As of June 30, 2024 and December 31, 2023, the Company had 200,000,000 shares of common stock authorized and 8,553,047 and 8,401,047 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, there were warrants outstanding to purchase an aggregate of 3,090,787 shares of common stock. As of June 30, 2024, these warrants are exercisable at a weighted average price of $12.50 and their weighted average remaining contractual term is 2.5 years.

b.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock, par value $0.01 per share. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, the Company sold 152,000 shares of the Company’s common stock for aggregate gross proceeds of approximately $0.4 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3. On August 6, 2024, the Company filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

c.	On August 8, 2024, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain investors, including an officer of the Company 1,643,837 shares of the Company’s common stock at a purchase price per share of $1.825. In addition, in a concurrent private placement, the Company also issued to the purchasers in the August 2024 Offering unregistered warrants to purchase 1,643,837 shares of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.5 million, after deducting placement agent and other offering expenses in the amount of approximately $0.5 million.

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

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of June 30, 2024 are as follows:

2024 (remaining)	$51,106
2025 (lease ends October 31, 2025)	86,862
Total minimum lease payments	137,968
Less: amount representing interest	(7,166)
Present value of operating lease liability	130,802
Less: current portion	(103,223)
Operating lease liability, net of current portion	$27,579

The Company recognized rent expense of $50,924 and $49,818 during the six months ended June 30, 2024 and 2023, respectively. The Company recognized rent expense of $25,462 during each of the three months ended June 30, 2024 and 2023, respectively. Total cash payments for the operating lease totalled $50,600 and $49,432 during the six months ended June 30, 2024 and 2023, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2024, the date of these unaudited condensed consolidated financial statements, through August 12, 2024, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the six months ended June 30, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements, except for the August 2024 Offering that was completed on August 8, 2024, as described in Note 6(c).

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

In May 2022, the U.S. Food and Drug Administration, or the FDA, allowed us to proceed under our IND for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed. In December 2022, we initiated an open label, multi-center, dose escalation and expansion, single arm (monotherapy) Phase 1 study conducted in 2 parts. The Phase 1 study began with single dose administration and has now been followed with continuous weekly dosing of Decoy20 in tumor-specific expansion cohorts. The study is enrolling patients with any one of six advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose, the optimal biologically active and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (PK), pharmacodynamics and clinical activity. The primary endpoints of the study are incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate and duration of response.

In August 2023, we evaluated the first four patients who received a single dose of 7 x 10^7 Decoy20 in Part 1 of the Phase 1 clinical trial. All four patients who enrolled were evaluable in the first cohort. These patients experienced generally anticipated transient adverse events including hemodynamic changes such as changes in pulse or blood pressure that resolved within 30 minutes and laboratory abnormalities such as grade 1-3 elevations in transaminases (liver function tests) and grade 4 reductions in lymphocytes that generally resolved within three days. One patient had a dose-limiting toxicity of grade 3 bradycardia (slow heart rate) and grade 2 hypotension (low blood pressure) which resolved within approximately 90 minutes with i.v. fluids. Patients also experienced transient induction of over 50 different biomarkers associated with innate and adaptive anti-tumor immune responses. After the end of infusion, Decoy20 was cleared from the blood within 30 to 120 minutes. Peak cytokine and chemokine induction occurred within ~4 to 24 hours and most cytokine/chemokines returned to the patient’s respective baseline by 24-72 hours. This rapid clearance and associated transient cytokine/chemokine induction are desired to avoid prolonged toxicity, often associated with longer term cytokine exposure.

In September 2023, we began the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. The second cohort dose was a reduction from 7 x 10^7 Decoy20 dose to 3 x 10^7 Decoy20 based on the significant pharmacodynamic effect seen with the first four patients in the first cohort. In March 2024, we completed the second cohort of patients who received a single dose of 3 x 10^7 Decoy20 in Part 1 of the clinical trial and, following authorization from the Safety Review Committee, advanced into the weekly dosing part of the trial. In May 2024, we dosed the first patient in the weekly dosing part and as of the date of the issuance of this Quarterly Report we completed one month of the weekly dosing part in the first three patients at the 3 x 10^7 Decoy20 dose.

In May and June 2024, we enrolled two additional patients in the first cohort who received a single dose of 7 x 10^7 Decoy20, and we intend to initiate the weekly dosing with 7 x 10^7 Decoy20 later this year.

Impact of Macroeconomic Conditions on our Operations

Economic developments such as supply chain constraints and rising inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of current economic conditions is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics.

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

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. These risks and uncertainties associated with our research and development projects are discussed more fully in Part II. Item 1A. “Risk Factors - We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following tables set forth our results of operations for the three months ended June 30, 2024 and 2023 and the relative dollar change between the two periods.

	Three months ended
	June 30,		Change
	2024	2023	($)%
Operating expenses:
Research and development	$1,713,973	$1,480,485	$233,488	16%
General and administrative	2,394,912	2,014,777	380,135	19%

Total operating expenses	4,108,885	3,495,262	613,623	18%

Loss from operations	(4,108,885)	(3,495,262)	(613,623)	18%

Other income, net	93,618	250,197	(156,579)	(63)%

Net loss	$(4,015,267)	$(3,245,065)	$(770,202)	24%
Net loss attributable to common stockholders per share, basic and diluted	$(0.47)	$(0.39)	$(0.08)	21%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,543,919	8,401,047

Research and Development Expenses

During the three months ended June 30, 2024, our research and development expenses were approximately $1.7 million, which represented an increase of approximately $0.2 million, or approximately 16%, compared to approximately $1.5 million for the three months ended June 30, 2023. This increase was attributable primarily to payroll and related expenses, including stock-based compensation. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2024 amounted to approximately $2.4 million, an increase of approximately $0.4 million, or approximately 19%, compared to approximately $2.0 million for the three months ended June 30, 2023. This increase was attributable primarily to payroll and related expenses, legal fees and investor relations expenses.

Other Income, Net

During the three months ended June 30, 2024, our other income, net was approximately $0.1 million, which represented a decrease of approximately $0.16 million as compared to the three months ended June 30, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following tables set forth our results of operations for the six months ended June 30, 2024 and 2023 and the relative dollar change between the two periods.

	Six months ended
	June 30,		Change
	2024	2023	($)%
Operating expenses:
Research and development	$3,305,115	$3,360,385	$(55,270)	(2)%
General and administrative	4,747,009	4,590,043	156,966	3%

Total operating expenses	8,052,124	7,950,428	101,696	1%

Loss from operations	(8,052,124)	(7,950,428)	(101,696)	1%

Other income, net	230,180	452,125	(221,945)	(49)%

Net loss	$(7,821,944)	$(7,498,303)	$(323,641)	4%
Net loss attributable to common stockholders per share, basic and diluted	$(0.92)	$(0.89)	$(0.03)	3%
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,493,394	8,401,047

Research and Development Expenses

During the six months ended June 30, 2024, our research and development expenses were approximately $3.3 million, which represented a decrease of approximately $0.1 million, or approximately 2%, compared to approximately $3.4 million for the six months ended June 30, 2023. This decrease was attributable primarily to a decrease of approximately $0.5 million in our manufacturing processes of Decoy20 that were conducted in 2023 and was offset by an increase of approximately $0.4 million in our Phase 1 clinical trial and in payroll and related expenses. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2024 amounted to approximately $4.7 million, an increase of approximately $0.1 million, or approximately 3%, compared to approximately $4.6 million for the six months ended June 30, 2023. This increase was attributable primarily to payroll and related expenses, including stock-based compensation.

Other Income, Net

During the six months ended June 30, 2024, our other income, net was approximately $0.2 million, which represented a decrease of approximately $0.2 million as compared to the six months ended June 30, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors, including an officer of Indaptus, 1,643,837 shares of our common stock at a purchase price per share of $1.825. In addition, in a concurrent private placement, we also issued to the purchasers in August 2024 Offering unregistered warrants to purchase 1,643,837 shares of our common stock (the “PIPE Warrants”). The PIPE Warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.5 million, after deducting placement agent and other offering expenses in the amount of approximately $0.5 million.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which based on the prospectus supplement that was filed with the SEC on March 13, 2024, we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $5.2 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, we sold 152,000 shares of our common stock for aggregate gross proceeds of approximately $0.4 million. On August 6, 2024, we filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

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

We believe that the cash and cash equivalents of approximately $7.3 million that we had as of June 30, 2024, and the net proceeds of approximately $2.5 million received from the August 2024 Offering will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $6.4 million for the six months ended June 30, 2024, compared with net cash used in operating activities of approximately $7.1 million for the six months ended June 30, 2023. The decrease in net cash used was primarily attributable to a settlement fee that was paid in February 2023.

Investing Activities

There was no net cash provided by or used in investing activities in the six months ended June 30, 2024. Net cash provided by investing activities was approximately $10.1 million for the six months ended June 30, 2023, which was related to the maturity of $17.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $0.4 million, which was provided by issuance and sale of our common stock under the ATM Agreement. There was no net cash provided by or used in financing activities in the six months ended June 30, 2023.

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

We believe that our existing cash and cash equivalents as of the date of the issuance of this Quarterly Report are adequate to fund our ongoing activities into the first quarter of 2025.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of any pandemic, epidemic or other future health crisis on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the costs associated with being a public company; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on June 30, 2024 were approximately $0.15 million, of which approximately $0.1 million is due in the next twelve months and the remaining payments are due through October 2025. For additional details regarding our lease, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2023 Annual Report on Form 10-K. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six-month period ended June 30, 2024, we reported a net loss of approximately $7.8 million and as of June 30, 2024, we had an accumulated deficit of approximately $53.2 million.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of June 30, 2024, we had approximately $7.3 million in cash and cash equivalents, and during the six-month period ended June 30, 2024, we used $6.4 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, we cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and as existing cash resources are not sufficient to fund planned operations for at least 12 months from the filing of this Quarterly Report, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of any pandemic, epidemic or other future health crisis on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the costs associated with being a public company; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which, based on the prospectus supplement that was filed with the SEC on March 13, 2024, we may offer and sell from time to time shares of our common stock from time to time. Additionally, in December 2022, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (Lincoln Park) pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period (unless extended to a 48-month period pursuant to the terms thereof). On August 8, 2024, we completed a registered direct offering and concurrent private placement, raising a total of approximately $2.5 million, net of placement agent and other offering expenses. We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, beginning January 1, 2024 at 100% of a drug’s AMP. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.1	Indaptus Therapeutics, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2024)
10.2	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024)
10.3	Form of Warrant (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

