Form 10-Q
period 2024-09-30
Indaptus Therapeutics, Inc.
filed 2024-11-12
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of November 11, 2024 was 10,196,884.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates’ development, including the timing and design of the Phase 1 clinical trial of Decoy20; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; our expectations and plans regarding our clinical supply agreement with BeiGene and our plans to advance clinical evaluation of the combination of BeiGene’s anti-PD-1 antibody, tislelizumab, with Decoy20; our plans to seek FDA approval and to initiate a combination trial, and the timing thereof; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities and our ability to continue as a going concern; and the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity.

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

iii

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

iv

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,380,686	$13,362,053
Prepaid expenses and other current assets	248,737	633,156

Total current assets	7,629,423	13,995,209

Non-current assets:
Property and equipment, net	-	735
Right-of-use asset	105,655	173,206
Other assets	504,728	754,728

Total non-current assets	610,383	928,669

Total assets	$8,239,806	$14,923,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,128,491	$2,672,327
Operating lease liability, current portion	103,982	101,705

Total current liabilities	2,232,473	2,774,032

Non-current liabilities:
Operating lease liability, net of current portion	4,007	73,348

Total non-current liabilities	4,007	73,348

Total liabilities	2,236,480	2,847,380

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 10,196,884 shares issued and outstanding as of September 30, 2024 and 8,401,047 shares issued and outstanding as of December 31, 2023	101,969	84,011
Additional paid in capital	62,209,493	57,409,643
Accumulated deficit	(56,308,136)	(45,417,156)

Total stockholders’ equity	6,003,326	12,076,498

Total liabilities and stockholders’ equity	$8,239,806	$14,923,878

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,466,037	$2,226,688	$4,771,152	$5,587,073
General and administrative	1,676,020	2,021,724	6,423,029	6,611,767

Total operating expenses	3,142,057	4,248,412	11,194,181	12,198,840

Loss from operations	(3,142,057)	(4,248,412)	(11,194,181)	(12,198,840)

Other income, net	73,021	326,024	303,201	778,149

Net loss	$(3,069,036)	$(3,922,388)	$(10,890,980)	$(11,420,691)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.32)	$(0.47)	$(1.23)	$(1.36)

Weighted average number of shares used in calculating net loss per share, basic and diluted	9,510,447	8,401,047	8,832,630	8,401,047
Net loss	$(3,069,036)	$(3,922,388)	$(10,890,980)	$(11,420,691)
Other comprehensive income (loss):
Reclassification adjustment for interest earned on marketable securities included in net loss	-	(140,567)	-	(430,993)
Change in unrealized gain on marketable securities	-	6,412	-	334,559
Comprehensive loss	$(3,069,036)	$(4,056,543)	$(10,890,980)	$(11,517,125)

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	727,144	-	-	727,144
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(129,229)	(129,229)
Change in unrealized gain on marketable securities	-	-	-	-	210,252	210,252
Net loss	-	-	-	(4,253,238)	-	(4,253,238)
Balance, March 31, 2023	8,401,047	84,011	55,170,849	(34,246,923)	177,457	21,185,394

Stock-based compensation	-	-	728,466	-	-	728,466
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(161,197)	(161,197)
Change in unrealized gain on marketable securities	-	-	-	-	117,895	117,895
Net loss	-	-	-	(3,245,065)	-	(3,245,065)
Balance June 30, 2023	8,401,047	84,011	55,899,315	(37,491,988)	134,155	18,625,493

Stock-based compensation	-	-	764,803	-	-	764,803
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(140,567)	(140,567)
Change in unrealized gain on marketable securities	-	-	-	-	6,412	6,412
Net loss	-	-	-	(3,922,388)	-	(3,922,388)
Balance September 30, 2023	8,401,047	$84,011	$56,664,118	$(41,414,376)	$-	$15,333,753

Balance, January 1, 2024	8,401,047	$84,011	$57,409,643	$(45,417,156)	$-	$12,076,498

Stock-based compensation	-	-	774,691	-	-	774,691
Issuance of shares of common stock, net of issuance costs (Note 6b)	137,836	1,378	314,669	-	-	316,047
Net loss	-	-	-	(3,806,677)	-	(3,806,677)
Balance, March 31, 2024	8,538,883	85,389	58,499,003	(49,223,833)	-	9,360,559

Stock-based compensation	-	-	782,852	-	-	782,852
Issuance of shares of common stock, net of issuance costs (Note 6b)	14,164	142	37,922	-	-	38,064
Net loss	-	-	-	(4,015,267)	-	(4,015,267)
Balance, June 30, 2024	8,553,047	85,531	59,319,777	(53,239,100)	-	6,166,208

Stock-based compensation	-	-	444,184	-	-	444,184
Issuance of shares of common stock and warrants, net of issuance costs (Note 6c)	1,643,837	16,438	2,445,532	-	-	2,461,970
Net loss	-	-	-	(3,069,036)	-	(3,069,036)
Balance, September 30, 2024	10,196,884	$101,969	$62,209,493	$(56,308,136)	$-	$6,003,326

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,890,980)	$(11,420,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	735	964
Stock-based compensation	2,001,727	2,220,413
Interest earned on marketable securities	-	(430,993)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non- current assets	634,419	(84,568)
Accounts payable and other current liabilities	(673,829)	(1,088,785)
Operating lease right-of-use asset and liability, net	487	290
Net cash used in operating activities	(8,927,441)	(10,803,370)

Cash flows from investing activities:
Maturity of marketable securities	-	24,000,000
Purchase of marketable securities	-	(6,859,432)
Net cash provided by investing activities	-	17,140,568

Cash flows from financing activities:
Proceeds from issuance of shares of common stock and warrants	3,375,590	-
Issuance costs	(429,516)	-
Net cash provided by financing activities	2,946,074	-

Net (decrease) increase in cash and cash equivalents	(5,981,367)	6,337,198

Cash and cash equivalents at beginning of period	13,362,053	9,626,800

Cash and cash equivalents at end of period	$7,380,686	$15,963,998

Noncash investing and financing activities
Transaction costs in accounts payable and other current liabilities	$129,993	$-
Change in unrealized gain/loss on marketable securities	$-	$(96,434)
ASC 842 lease renewal option exercise	$-	$236,506
Reclassification of security deposit	$-	$16,477

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the nine-month period ended September 30, 2024, the Company incurred a net loss of approximately $10.9 million, and as of September 30, 2024, the Company had an accumulated deficit of approximately $56.3 million. In addition, during the nine-month period ended September 30, 2024, the Company used approximately $8.9 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it has adequate cash to fund its ongoing activities into the first quarter of 2025 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing, such as through the registered direct offering and concurrent private placement that the Company completed in August 2024 (the “August 2024 Offering”), raising a total of approximately $2.5 million, net of placement agent and other offering expenses in the amount of approximately $0.5 million. For more details see Note 6(c). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2024, and the consolidated results of operations and comprehensive loss and changes in stockholders’ equity for the three- and nine-month periods ended September 30, 2024 and 2023 and cash flows for the nine-month periods ended September 30, 2024 and 2023.

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

The results for the nine-month period ended September 30, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Nine months ended
	September 30		September 30
	2024	2023	2024	2023
Outstanding stock options	2,487,849	2,034,562	2,408,456	1,955,182
Warrants	4,048,188	3,090,787	3,409,921	3,090,787

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$16,653	$554,097
Prepaid research and development	12,144	17,309
Other prepaid expenses	219,940	61,750
Total prepaid expenses and other current assets	$248,737	$633,156

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$555,949	$806,004
Accrued employee costs	939,784	1,213,054
Accrued professional fees	71,025	39,165
Accrued research and development	421,534	439,024
Accrued board fees	117,750	117,750
Delaware franchise taxes payable	-	40,000
Other accrued expenses	22,449	17,330
Total accounts payable and other current liabilities	$2,128,491	$2,672,327

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

A summary of the stock option activity during the nine months ended September 30, 2024, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2024	2,050,197	$10.90	7.9	$36,363
Granted	438,250	1.93	9.4	-
Forfeited and cancelled	(625)	-	-	-
Outstanding as of September 30, 2024	2,487,822	$9.20	7.5	$-
Exercisable as of September 30, 2024	1,796,747	$11.80	7.0	$-
Vested and expected to vest as of September 30, 2024	2,487,822	$9.20	7.5	$-

The following table summarizes the total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Research and development	$108,447	200,624	547,927	586,854
General and administrative	335,737	564,179	1,453,800	1,633,559
Total stock-based compensation expense	$444,184	764,803	2,001,727	2,220,413

As of September 30, 2024, total compensation cost not yet recognized related to unvested stock options was approximately $0.9 million and such amount is expected to be recognized over a weighted average period of 1.6 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the nine months ended September 30, 2024 are presented in the table below. The weighted average fair value of stock options granted during the nine months ended September 30, 2024 was $1.67 per share.

2024
Exercise price	$1.97
Expected term (in years)	5.8
Volatility	114.8%
Risk free rate	4.1%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of September 30, 2024:

Exercise price	Options outstanding
$0.01 - $8.00	1,461,499
$8.01 - $16.00	992,250
$16.00 or higher	34,073
Total	2,487,822

NOTE 6: CAPITALIZATION

a.	As of September 30, 2024 and December 31, 2023, the Company had 200,000,000 shares of common stock authorized and 10,196,884 and 8,401,047 shares issued and outstanding, respectively. As of September 30, 2024 and December 31, 2023, there were warrants outstanding to purchase an aggregate of 4,734,624 and 3,090,787 shares of common stock, respectively. As of September 30, 2024, these warrants are exercisable at a weighted average price of $8.75 and their weighted average remaining contractual term is 3.1 years.

b.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock, par value $0.01 per share. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, the Company sold 152,000 shares of the Company’s common stock for aggregate gross proceeds of approximately $0.4 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3. On August 6, 2024, the Company filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

c.	On August 8, 2024, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain investors, including an officer of the Company, 1,643,837 shares of the Company’s common stock at a purchase price per share of $1.825. In addition, in a concurrent private placement, the Company also issued to the purchasers in the August 2024 Offering unregistered warrants to purchase 1,643,837 shares of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.5 million, after deducting placement agent and other offering expenses in the amount of approximately $0.5 million. In September 2024, the Company filed a registration statement to register the resale by the investors of the shares of common stock issuable upon exercise of the PIPE Warrants. The registration statement was declared effective on September 20, 2024.

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

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of September 30, 2024 are as follows:

2024 (remaining)	$25,806
2025 (lease ends October 31, 2025)	86,862
Total minimum lease payments	112,668
Less: amount representing interest	(4,679)
Present value of operating lease liability	107,989
Less: current portion	(103,982)
Operating lease liability, net of current portion	$4,007

The Company recognized rent expense of $76,385 and $75,280 during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized rent expense of $25,462 during each of the three months ended September 30, 2024 and 2023, respectively. Total cash payments for the operating lease totaled $75,899 and $74,148 during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8: SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2024, the date of these unaudited condensed consolidated financial statements, through November 12, 2024, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the nine months ended September 30, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

In September 2023, we began the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. The second cohort dose was a reduction from 7 x 10^7 Decoy20 dose to 3 x 10^7 Decoy20. In March 2024, we completed the second cohort of patients who received a single dose of 3 x 10^7 Decoy20 in Part 1 of the clinical trial Patients on the second (lower dose) cohort experienced adverse events similar in frequency and severity to the higher dose cohort with one dose-limiting toxicity of grade 3 ALT elevation that required one week to resolve. Pharmacodynamic effects included transient induction of multiple biomarkers. Clearance of Decoy20 was similarly rapid. Following authorization from the Safety Review Committee, we advanced into the weekly dosing part of the trial.

In May and June 2024, we enrolled two additional patients in the first cohort who received a single dose of 7 x 10^7 Decoy20, and in August 2024 we received the authorization from the Safety Review Committee to initiate the weekly dosing with 7 x 10^7 Decoy20.

As of October 2024, we completed one month of the weekly dosing part in the first six patients at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of patients at the 3 x 10^7 Decoy20 dose.

In October 2024, we entered into a clinical supply agreement (the “Supply Agreement”) with BeiGene Switzerland GmbH (“BeiGene”) to advance clinical evaluation of Decoy20 in combination with BeiGene’s anti-PD-1 antibody, tislelizumab (the “BeiGene Product”) for the treatment of patients with advanced solid tumors (the “Combination Study”). This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated high tumor eradication rates and established immunological memory. We intend to seek approval from the FDA to initiate the Combination Study, which is anticipated to begin in 2025.

Under the terms of the Supply Agreement, we will pay for all costs associated with the Combination Study (other than the cost of the BeiGene Product), BeiGene will supply the BeiGene Product to us for the purposes of the study, and we will supply Decoy20 for the purposes of the Combination Study. The Supply Agreement will terminate upon the earlier of (i) the one-year anniversary of the date that we provide BeiGene with the Combination Study’s final clinical study report or (ii) the date of termination of the Combination Study, subject to early termination in certain circumstances.

Impact of Macroeconomic Conditions on our Operations

Economic developments such as inflation and interest rates have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of current economic conditions is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics.

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

We expect our general and administrative expenses to increase for the foreseeable future as we continue to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following tables set forth our results of operations for the three months ended September 30, 2024 and 2023 and the relative dollar change between the two periods.

	Three months ended
	September 30,		Change
	2024	2023	($)%
Operating expenses:
Research and development	$1,466,037	$2,226,688	$(760,651)	(34)%
General and administrative	1,676,020	2,021,724	(345,704)	(17)%

Total operating expenses	3,142,057	4,248,412	(1,106,355)	(26)%

Loss from operations	(3,142,057)	(4,248,412)	1,106,355	(26)%

Other income, net	73,021	326,024	(253,003)	(78)%

Net loss	$(3,069,036)	$(3,922,388)	$853,352	(22)%
Net loss attributable to common stockholders per share, basic and diluted	$(0.32)	$(0.47)
Weighted average number of shares used in calculating net loss per share, basic and diluted	9,510,447	8,401,047

Research and Development Expenses

During the three months ended September 30, 2024, our research and development expenses were approximately $1.5 million, which represented a decrease of approximately $0.7 million, or approximately 34%, compared to approximately $2.2 million for the three months ended September 30, 2023. This decrease was attributable primarily to the development of our manufacturing processes of Decoy20 that were conducted in the three months ended September 30, 2023. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2024 amounted to approximately $1.7 million, a decrease of approximately $0.3 million, or approximately 17%, compared to approximately $2.0 million for the three months ended September 30, 2023. This decrease was attributable primarily to stock-based compensation, legal fees and recruitment costs.

Other Income, Net

During the three months ended September 30, 2024, our other income, net was approximately $0.1 million, which represented a decrease of approximately $0.2 million as compared to the three months ended September 30, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts, the balances of which were lower during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following tables set forth our results of operations for the nine months ended September 30, 2024 and 2023 and the relative dollar change between the two periods.

	Nine months ended
	September 30,		Change
	2024	2023	($)%
Operating expenses:
Research and development	$4,771,152	$5,587,073	$(815,921)	(15)%
General and administrative	6,423,029	6,611,767	(188,738)	(3)%

Total operating expenses	11,194,181	12,198,840	(1,004,659)	(8)%

Loss from operations	(11,194,181)	(12,198,840)	1,004,659	(8)%

Other income, net	303,201	778,149	(474,948)	(61)%

Net loss	$(10,890,980)	$(11,420,691)	$529,711	(5)%
Net loss attributable to common stockholders per share, basic and diluted	$(1.23)	$(1.36)
Weighted average number of shares used in calculating net loss per share, basic and diluted	8,832,630	8,401,047

Research and Development Expenses

During the nine months ended September 30, 2024, our research and development expenses were approximately $4.8 million, which represented a decrease of approximately $0.8 million, or approximately 15%, compared to approximately $5.6 million for the nine months ended September 30, 2023. This decrease was attributable primarily to a decrease of approximately $1.1 million in the development of our manufacturing processes of Decoy20 that were conducted in 2023 and was offset by an increase of approximately $0.3 million in our Phase 1 clinical trial and in payroll and related expenses. We expect our research and development expenses to increase for the remainder of the year as our Phase 1 clinical trial progresses.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2024 amounted to approximately $6.4 million, a decrease of approximately $0.2 million, or approximately 3%, compared to approximately $6.6 million for the nine months ended September 30, 2023. This decrease was attributable primarily to a decrease of approximately $0.7 million in legal fees, payroll and related expenses, recruitment costs and directors’ and officers’ insurance expenses, and was offset by an increase of approximately $0.5 million in investor relations and business development expenses.

Other Income, Net

During the nine months ended September 30, 2024, our other income, net was approximately $0.3 million, which represented a decrease of approximately $0.5 million as compared to the nine months ended September 30, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts, the balances of which were lower during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors, including an officer of Indaptus, 1,643,837 shares of our common stock at a purchase price per share of $1.825. In addition, in a concurrent private placement, we also issued to the purchasers in the August 2024 Offering unregistered warrants to purchase 1,643,837 shares of our common stock (the “PIPE Warrants”). The PIPE Warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.5 million, after deducting placement agent and other offering expenses in the amount of approximately $0.5 million.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, through Wainwright, shares of our common stock from time to time. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, we sold 152,000 shares of our common stock for aggregate gross proceeds of approximately $0.4 million. On August 6, 2024, we filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

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

We believe that the cash and cash equivalents of approximately $7.4 million that we had as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. As of the date of this report, despite our best efforts, we have been unable to raise new financing since the completion of the August 2024 registered direct offering and we do not have any committed arrangements in place for future financing, other than as described above. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $8.9 million for the nine months ended September 30, 2024, compared with net cash used in operating activities of approximately $10.8 million for the nine months ended September 30, 2023. This decrease resulted primarily from a decrease in our research and development activities and general and administrative expenses and by net changes in operating asset and liability items.

Investing Activities

There was no net cash provided by or used in investing activities in the nine months ended September 30, 2024. Net cash provided by investing activities was approximately $17.1 million for the nine months ended September 30, 2023, which was related to the maturity of $24.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $2.9 million, which was provided by issuance and sale of our common stock under the ATM Agreement and issuance and sale of our common stock and warrants in the August 2024 Offering. There was no net cash provided by or used in financing activities in the nine months ended September 30, 2023.

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

We believe that our existing cash and cash equivalents as of September 30, 2024 are adequate to fund our ongoing activities into the first quarter of 2025.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for the next couple of years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. The trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of current macroeconomic conditions and market volatility. As a result, we have faced and may continue to face difficulties raising capital through sales of our common stock. Adequate additional financing may not be available to us on acceptable terms or in the amounts required, if at all. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and “Risk Factors” in Part II. Item 1A of this Quarterly Report.

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on September 30, 2024 were approximately $0.1 million which is due through October 2025. For additional details regarding our lease, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2023 Annual Report on Form 10-K. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of September 30, 2024, we had approximately $7.4 million in cash and cash equivalents, and during the nine-month period ended September 30, 2024, we used $8.9 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. We believe that the cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We will need to increase our capital resources through equity or debt financings. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings. As of the date of this report, despite our best efforts, we have been unable to raise new financing since the completion of the August 2024 registered direct offering and we do not have any committed arrangements in place for future financing, other than as described above. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and as existing cash resources are not sufficient to fund planned operations for at least 12 months from the filing of this Quarterly Report, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine-month period ended September 30, 2024, we reported a net loss of approximately $10.9 million and as of September 30, 2024, we had an accumulated deficit of approximately $56.3 million.

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

Any clinical supply or collaboration arrangement that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek clinical supply or collaboration arrangements with biopharmaceutical companies for the development or commercialization of our current and potential future product candidates. For example, in October 2024, we entered into a clinical supply agreement with BeiGene to advance the clinical trial evaluation of Decoy20 in combination with BeiGene’s anti-PD-1 antibody, tislelizumab (the “BeiGene Product”) for the treatment of patients with advanced solid tumors (the “Combination Study”). Under our agreement with BeiGene, we will rely on BeiGene for the supply of the Beigene Product. If BeiGene cannot perform as agreed, we may be unable to initiate or complete the Combination Study in a timely manner or at all.

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

The success of our clinical supply and collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a clinical supply or collaboration arrangement can lead to delays in developing or commercializing the applicable product candidate and can be difficult to resolve in a mutually beneficial manner. In some cases, collaborations with biopharmaceutical companies and other third parties are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024)
10.2	Form of Warrant (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

