Form 10-K
period 2024-12-31
Indaptus Therapeutics, Inc.
filed 2025-03-13
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $15,039,986.

The number of shares of Registrant’s common stock outstanding as of March 12, 2025 was 14,429,244.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates’ development, including the timing and design of the Phase 1 clinical trial of Decoy20; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities; the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity; and any impact of a pandemic, epidemic or other future health crisis on our business.

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

As of October 2024, we completed one month of the weekly dosing part in the first six patients at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of patients at the 3 x 10^7 Decoy20 dose. As of March 12, 2025, we have enrolled more than 20 patients in the weekly dosing among the two Decoy20 dose levels and we have observed early signs of potential benefits emerging with some patients with stable disease. We are working to increase the number of trial sites to accelerate patient enrollment and data collection.

In October 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeiGene Switzerland GmbH, or BeiGene, to advance clinical evaluation of Decoy20 in combination with BeiGene’s anti-PD-1 antibody, tislelizumab, or the BeiGene Product, for the treatment of patients with advanced solid tumors, or the Combination Study. This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated high tumor eradication rates and established immunological memory. We intend to seek approval from the FDA to initiate the Combination Study, which is anticipated to begin in 2025.

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

In February 2025, we announced that we received clinical trial authorization from Health Canada to initiate a clinical trial for Decoy20 which allows us to expand our ongoing U.S. clinical trial to Canadian sites. The trial will enroll patients in Canada under the current protocol, which involves weekly dosing of Decoy20. We also plan to submit an amendment to Health Canada to initiate the Combination Study in Canada.

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

Recent Developments

February 2025 Equity Line

On February 12, 2025, we entered into a Standby Equity Purchase Agreement, or the SEPA with YA II PN, LTD., a Cayman Islands exempt limited company, or Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville from time to time up to $20.0 million of our common stock, during the 36 months following the execution of the Purchase Agreement, subject to the restrictions and satisfaction of the conditions in the SEPA. At our option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that we, subject to certain limitations, deliver a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. We may also specify a certain minimum acceptable price per share in each Advance. As consideration for Yorkville’s irrevocable commitment to purchase our shares, we issued to Yorkville 305,960 shares of common stock. Under the applicable rules of Nasdaq and pursuant to the SEPA, in no event may we issue or sell to Yorkville more than 2,823,244 shares of common stock, or the Exchange Cap, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $0.81722 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). In addition, effective February 12, 2025, we terminated the purchase agreement that we entered into with Lincoln Park Capital Fund, LLC in December 2022.

January 2025 Financing

On January 12, 2025, we entered into securities purchase agreements, or the January 2025 Purchase Agreements, with certain institutional and accredited investors, or the January 2025 Purchasers. The January 2025 Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 2,109,383 shares of our common stock and (ii) warrants to purchase 2,109,383 shares of common stock in a private placement, or the January 2025 Warrants. The shares and January 2025 Warrants were sold on a combined basis for consideration of $1.065 for one share and a January 2025 Warrant. The exercise price of the January 2025 Warrants is $0.94 per share.

The January 2025 Warrants were immediately exercisable upon issuance and will expire five years following the date of issuance. The January 2025 Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends and reorganizations. In lieu of making the cash payment otherwise contemplated to be made upon exercise in payment of the aggregate exercise price, the holder may, in the event the shares underlying the January 2025 Warrants are not registered under the Securities Act, elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the January 2025 Warrants. Under the terms of the January 2025 Warrants, a holder (together with its affiliates) may not exercise any portion of its January 2025 Warrant to the extent that the holder would beneficially own more than 4.99% or 9.99%, depending on the individual investor, of the outstanding common stock immediately after exercise, or the Beneficial Ownership Limitation, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation in no event exceeds 19.99%.

Paulson Investment Company, LLC, or Paulson, served as the exclusive placement agent for the issuance and sale of the securities. As compensation for such placement agent services, we paid Paulson an aggregate cash fee equal to 7.0% of the gross proceeds received by us from the offering, and a non-accountable expense of $25,000. As additional compensation to Paulson, we issued to the Paulson (or its designees) a warrant, or the January 2025 Placement Agent Warrants, to purchase an aggregate of 147,656 shares at an exercise price per share equal to $1.175 per share. The January 2025 Placement Agent Warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date.

November 2024 Financing

On November 22, 2024, we entered into securities purchase agreements, or the November 2024 Purchase Agreements, with certain institutional and accredited investors, or the November 2024 Purchasers. The November 2024 Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 1,817,017 shares of our common stock in a registered direct offering and (ii) warrants to purchase 1,817,017 shares of common stock in a private placement, or the November 2024 Warrants. The shares and November 2024 Warrants were sold on a combined basis for consideration of $1.175 for one share and a November 2024 Warrant. The exercise price of the November 2024 Warrants is $1.05 per share. One of the November 2024 Purchasers was our Chief Executive Officer, who purchased 42,553 shares and November 2024 Warrants to purchase 42,553 shares, or the Affiliate Securities, at the same price and upon the same terms as the other November 2024 Purchasers.

The November 2024 Warrants were immediately exercisable upon issuance and will expire five years following the date of issuance. The November 2024 Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends and reorganizations. In lieu of making the cash payment otherwise contemplated to be made upon exercise in payment of the aggregate exercise price, the holder may, in the event the shares underlying the November 2024 Warrants are not registered under the Securities Act, elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the November 2024 Warrants. Under the terms of the November 2024 Warrants, a holder (together with its affiliates) may not exercise any portion of its November 2024 Warrant to the extent that the holder would beneficially own more than the Beneficial Ownership Limitation, except that upon at least 61 days’ prior notice from the holder to us, the holder may increase the Beneficial Ownership Limitation, provided that the Beneficial Ownership Limitation in no event exceeds 19.99%.

Paulson served as the exclusive placement agent for the issuance and sale of the securities. As compensation for such placement agent services, we paid Paulson an aggregate cash fee equal to 7.0% of the gross proceeds received by us from the offering (excluding the Affiliate Securities), and a non-accountable expense of $25,000. As additional compensation to Paulson, we issued to the Paulson (or its designees) a warrant, or the November 2024 Placement Agent Warrants, to purchase an aggregate of 124,212 shares at an exercise price per share equal to $1.3125 per share. The November 2024 Placement Agent Warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date.

Supply Agreement

On October 17, 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeiGene Switzerland GmbH, or BeiGene, to advance clinical evaluation of Decoy20, our novel product candidate designed to induce a broad immune response to fight cancer, in combination with BeiGene’s anti-PD-1 antibody, tislelizumab, or the BeiGene Product, for the treatment of patients with advanced solid tumors, or the Combination Study. We intend to seek approval from the FDA to initiate the Combination Study, which is anticipated to begin in 2025. Under the terms of the Supply Agreement, we will pay for all costs associated with the Combination Study (other than the cost of the BeiGene Product), BeiGene will supply the BeiGene Product to us for the purposes of the study, and we will supply Decoy20 for the purposes of the Combination Study. The Supply Agreement will terminate upon the earlier of (i) the one-year anniversary of the date that we provide BeiGene with the Combination Study’s final clinical study report or (ii) the date of termination of the Combination Study, subject to early termination in certain circumstances

August 2024 Financing

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors, including one of our officers, 1,643,837 shares of common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 1,643,837 shares of common stock, or the August 2024 Private Placement. The warrants were immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $1.825, resulting in gross proceeds of approximately $3.0 million, before deducting placement agent and other offering expenses in the amount of approximately $0.5 million.

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

We have observed significant single agent anti-tumor activity and/or combination therapy-mediated regression with durable responses in established non-Hodgkin’s lymphoma, as well as colorectal, hepatocellular and pancreatic carcinoma in preclinical syngeneic and human tumor xenograft models. Our bacteria synergized with each of four different classes of approved agents in preclinical models, including NSAIDs, checkpoint therapy, targeted antibody therapy and low-dose chemotherapy to induce tumor regression, providing significant flexibility for targeting of diverse types of cancer. Our technology is designed to eradicate tumors via activation of both innate (NK cell) and adaptive (CD4+ and CD8+ T cell) mechanisms, with the goal of producing both innate and adaptive immunological memory. In our preclinical studies, tumor eradication occurred at non-toxic doses of our bacteria, with a very wide (10 to ≥33-fold) therapeutic index. Notable mechanism of action information has also been obtained, via gene expression analysis with treated tumors and plasma cytokine analysis, demonstrating that our combination technology has the potential to turn “cold” tumors into “hot” tumors and induce, activate or recruit innate and adaptive genes, cells and pathways. Immune cell pre-depletion studies have demonstrated that both innate (NK) and adaptive (CD4 T and CD8 T) immune cells are involved in tumor eradication. We have also demonstrated significant single agent activity against chronic Hepatitis B virus (HBV) and human immunodeficiency virus (HIV) infection in standard preclinical models.

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

In August 2023, we completed the first cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial. Four patients were enrolled and evaluable in the first cohort. Overall, patients experienced symptoms or adverse events (AEs) that were short-lived and consistent with the mechanism of action of Decoy20. In September 2023, we advanced into the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. In early March 2024, we completed the second cohort of patients who received a single dose in Part 1 of the Phase 1 clinical trial and, following authorization from the Safety Review Committee, advanced into the multi-dosing cohort of the Phase 1 clinical trial. The second cohort dose was a reduction from the dosing in the first cohort based on the significant pharmacodynamic effect seen with the first cohort and anticipated optimal Decoy20 safety profile for both multi-dosing and combination approaches. In May 2024, we successfully dosed the first patient in the multi-dose portion of the Phase I clinical trial with Decoy20. The primary goal of this stage of the trial was to evaluate the safety of Decoy20 when administered multiple times to the same patient. We intend to progress Decoy20 into combination studies with a checkpoint inhibitor. In August 2024, the Safety Review Committee convened to review the safety data at the higher Decoy20 dose with single dose administration and the safety data at the lower Decoy20 dose with weekly administration. The data led to the decision to continue dosing additional patients at the lower Decoy20 dose on a weekly schedule and initiate dosing patients at the higher Decoy20 dose on a weekly schedule. In October 2024, the Safety Review Committee examined weekly administration data at the lower Decoy20 dose and cleared unrestricted enrollment of patients at this dose. As of March 12, 2025, we have enrolled more than 20 patients in the weekly dosing among the two Decoy20 dose levels and we have observed early signs of potential benefits emerging with some patients with stable disease. We are working to increase the number of trial sites to accelerate patient enrollment and data collection.

In February 2025, we announced that we received clinical trial authorization from Health Canada to initiate a clinical trial for Decoy20 which allows us to expand our ongoing U.S. clinical trial to Canadian sites. The trial will enroll patients in Canada under the current protocol, which involves weekly dosing of Decoy20. We also plan to submit an amendment to Health Canada to initiate the Combination Study in Canada.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, government regulation and a strong emphasis on proprietary products. While we believe that our technology, knowledge and scientific resources provide us with certain competitive advantages, we face competition from many sources, including foreign and domestic pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. On the other hand, many of these companies are developing immunotherapeutics which may have potential to be used in concert with Decoy20 and in this regard, we view them as potentially complimentary.

With respect to our lead candidate, Decoy20, there are a number of companies that are developing possible treatments for cancer, however, we believe we are the only company using systemic administration of killed, non-pathogenic Gram-negative bacteria with reduced lipopolysaccharide-endotoxin to stimulate innate and adaptive immune system pathways.

Our success will be based in part upon our ability to successfully commercialize Decoy20 and to identify, develop and manage a portfolio of therapeutics that are safer and more effective than competing products in our target indications. Our market opportunity has the potential to be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than any therapeutics we may develop. Our competitive position will also be dependent upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, to differentiate our product from other therapeutics and to secure sufficient capital resources for the period between technological conception and commercial sales. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly or with broader applications than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Patents

As of March 12, 2025, we own 58 granted patents and 11 pending patent applications to use within our field of business. Our patents and patent applications generally relate to compositions and methods for treating cancer and infectious diseases, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2033 and 2043.

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

Human Capital Management

As of December 31, 2024, we had seven full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2024, we reported a net loss of approximately $15.0 million and as of December 31, 2024, we had an accumulated deficit of approximately $60.4 million.

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

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of December 31, 2024, we had approximately $5.8 million and during the twelve months ended December 31, 2024, we used $12.3 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. We believe that the cash and cash equivalents as of December 31, 2024 together with proceeds from our January 2025 financing, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We will need to increase our capital resources through equity and/or debt financings. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and as existing cash resources are not sufficient to fund planned operations for at least 12 months from the date of this Annual Report, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in June 2022, we entered into an at the market offering agreement, which was amended on September 1, 2022, with a sales agent pursuant to which we may offer and sell from time to time shares of our common stock for aggregate gross proceeds of up to $3.7 million, and in 2024, we sold 152,000 shares of our common stock for aggregate gross proceeds of approximately $0.4 million. On August 6, 2024, we filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect. In August 2024, November 2024 and January 2025, we raised an aggregate of approximately $6.4 million, net of placement agent and other offering expenses. In addition, in February 2025, we entered into a Standby Equity Purchase Agreement pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36 month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement. We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in stockholders’ equity.

On January 31, 2025, we were notified, or the Notification Letter, by the Nasdaq Listing Qualifications that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market. The Notification Letter provides that the Company has 180 calendar days, or until July 30, 2025, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 30, 2025, we may then be eligible for an additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

No assurance can be given that we will be able to regain compliance with the Rule. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

As of March 12, 2025, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

Holders

As of March 12, 2025, we had 22 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

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

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support our operations.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to increase our headcount to support our research and development activities and operations generally, the growth of our business and, if any of our product candidates receive marketing approval, commercialization activities. We also expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The following tables set forth our results of operations for the years ended December 31, 2024 and 2023 and the relative dollar and percentage change between the two years.

	Year ended December 31,		Change (2024 to 2023)
	2024	2023	($)%
Operating expenses:
Research and development	$7,251,097	$7,621,707	$(370,610)	(4.9)%
General and administrative	8,114,654	8,756,767	(642,113)	(7.3)%
Total operating expenses	15,365,751	16,378,474	(1,012,723)	(6.2)%
Loss from operations	(15,365,751)	(16,378,474)	1,012,723	(6.2)%
Other income, net	343,724	955,003	(611,279)	(64.0)%
Net loss	$(15,022,027)	$(15,423,471)	$401,444	(2.6)%
Net loss attributable to common stockholders per share, basic and diluted	$(1.61)	$(1.83)	$0.22	(12.0)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	9,355,710	8,401,047

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2024 amounted to approximately $7.2 million, a decrease of approximately $0.4 million, or approximately 4.9%, compared with approximately $7.6 million for the year ended December 31, 2023. This decrease was attributable primarily to a decrease of approximately $1.3 million for the development of our manufacturing processes of Decoy20 that were mainly conducted in 2023 and was offset by an increase of approximately $0.9 million in costs associated with our Phase 1 clinical trial.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2024 amounted to approximately $8.1 million, a decrease of approximately $0.7 million, or approximately 7.3%, compared with approximately $8.8 million for the year ended December 31, 2023. This decrease was attributable primarily to a decrease of approximately $1.3 million in legal fees, recruitment costs, payroll and related expenses, franchise tax, and directors’ and officers’ insurance expenses, and was offset by an increase of approximately $0.6 million in investor relations and business development expenses.

Other Income

During the year ended December 31, 2024, our other income, net was approximately $0.3 million, which represented a decrease of approximately $0.6 million, or approximately 64.0%, as compared to the year ended December 31, 2023. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts, the balances of which were lower during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In January 2025, we completed a private placement for the sale and issuance by us of an aggregate of: (i) 2,109,383 shares of our common stock and (ii) warrants to purchase 2,109,383 shares of common stock. The shares and warrants were sold on a combined basis for consideration of $1.065 for one share and a warrant for aggregate gross proceeds of approximately $2.25 million.

In November 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors 1,817,017 shares of our common stock in a registered direct offering. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 1,817,017 shares of common. The combined purchase price for one share of common stock and one warrant was $1.175, resulting in gross proceeds of approximately $2.135 million.

In August 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors, 1,643,837 shares of common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 1,643,837 shares of common stock. The combined purchase price for one share of common stock and one warrant was $1.825, resulting in gross proceeds of approximately $3.0 million.

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

In February 2025, we entered into a SEPA with Yorkville pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36 month period, subject to the restrictions and satisfaction of the conditions in the SEPA. Upon execution of the SEPA, we issued to Yorkville 305,960 commitment shares. No shares of common stock have been sold under the SEPA.

We believe that the cash and cash equivalents of approximately $5.8 million that we had as of December 31, 2024 together with net proceeds of $2.0 million from our January 2025 financing, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of this prospectus. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $12.3 million for the year ended December 31, 2024, compared with net cash used in operating activities of approximately $13.4 million for the year ended December 31, 2023. The approximately $1.1 million decrease in net cash used was primarily attributable to changes in operating assets and liabilities.

Investing Activities

There was no net cash provided by or used in investing activities for the year ended December 31, 2024. Net cash provided by investing activities was approximately $17.1 million for the year ended December 31, 2023, which was related to the maturity of $24.0 million in marketable securities, offset by net investment of approximately $6.9 million in marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $4.8 million, which was provided by issuance and sale of our common stock under the ATM Agreement and issuance and sale of our common stock and warrants in the August 2024 Offering and in the November 2024 Offering. There was no net cash provided by or used in financing activities for the year ended December 31, 2023.

Funding Requirements

Our operating expenses increased in 2024 and are expected to continue to increase in the future in connection with our ongoing activities, particularly as we expect to continue to ramp up our clinical development activities and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant costs associated with operating as a public company.

We believe that our existing cash and cash equivalents and marketable securities as of December 31, 2024 are adequate to fund our ongoing activities into the second quarter of 2025.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on December 31, 2024 were approximately $0.1 million and are due in the next twelve months. For additional details regarding our lease, see Note 7 to our consolidated financial statements included in this Annual Report.

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

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third-parties at each period-end date. During the year ended December 31, 2024, we incurred approximately $7.2 million of research and development expenses, of which approximately $4.0 million were for services provided by our CROs and CMOs. As of December 31, 2024, we recorded an accrued liability of approximately $0.8 million for expenses incurred, but not yet invoiced, and prepaid expenses and non-current other assets of approximately $0.8 million for payments made that relate to future periods. Overestimating or underestimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Indaptus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indaptus Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 13, 2025

INDAPTUS THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,786,753	$13,362,053
Prepaid expenses and other current assets	831,577	633,156

Total current assets	6,618,330	13,995,209

Non-current assets:
Property and equipment, net	-	735
Right-of-use asset	82,175	173,206
Other assets - deposits to third parties	638,251	754,728

Total non-current assets	720,426	928,669

Total assets	$7,338,756	$14,923,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$3,309,717	$2,672,327
Operating lease liability, current portion	84,164	101,705

Total current liabilities	3,393,881	2,774,032

Non-current liabilities:
Operating lease liability, net of current portion	-	73,348

Total non-current liabilities	-	73,348

Total liabilities	3,393,881	2,847,380

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 12,013,901 shares issued and outstanding as of December 31, 2024 and 8,401,047 shares issued and outstanding as of December 31, 2023	120,139	84,011
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued or outstanding	-	-
Additional paid in capital	64,263,919	57,409,643
Accumulated deficit	(60,439,183)	(45,417,156)

Total stockholders’ equity	3,944,875	12,076,498

Total liabilities and stockholders’ equity	$7,338,756	$14,923,878

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2024	2023
Operating expenses:
Research and development	$7,251,097	$7,621,707
General and administrative	8,114,654	8,756,767

Total operating expenses	15,365,751	16,378,474

Loss from operations	(15,365,751)	(16,378,474)

Other income, net	343,724	955,003

Net loss	$(15,022,027)	$(15,423,471)

Net loss available to common stockholders per share of common stock, basic and diluted	$(1.61)	$(1.83)

Weighted average number of shares used in calculating net loss per share, basic and diluted	9,355,710	8,401,047

Net loss	$(15,022,027)	$(15,423,471)
Other comprehensive income:
Reclassification adjustment for interest earned on marketable securities included in net loss	-	(430,993)
Change in unrealized gain on marketable securities	-	334,559
Comprehensive loss	$(15,022,027)	$(15,519,905)

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit	Income	Total

Balance, January 1, 2023	8,401,047	$84,011	$54,443,705	$(29,993,685)	$96,434	$24,630,465
Stock-based compensation	-	-	2,965,938	-	-	2,965,938
Reclassification adjustment for interest earned on marketable securities included in net loss	-	-	-	-	(430,993)	(430,993)
Change in unrealized gain on marketable securities	-	-	-	-	334,559	334,559
Net loss	-	-	-	(15,423,471)	-	(15,423,471)
Balance, December 31, 2023	8,401,047	$84,011	$57,409,643	$(45,417,156)	$-	$12,076,498

Stock-based compensation	-	-	2,305,849	-	-	2,305,849
Issuance of shares of common stock, net of issuance costs (Note 6b)	152,000	1,520	352,591	-	-	354,111
Issuance of shares of common stock and warrants, net of issuance costs (Note 6c)	1,643,837	16,438	2,445,532	-	-	2,461,970
Issuance of shares of common stock and warrants, net of issuance costs (Note 6d)	1,817,017	18,170	1,750,304	-	-	1,768,474
Net loss	-	-	-	(15,022,027)	-	(15,022,027)
Balance, December 31, 2024	12,013,901	$120,139	$64,263,919	$(60,439,183)	$-	$3,944,875

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,022,027)	$(15,423,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	735	1,284
Stock-based compensation	2,305,849	2,965,938
Interest earned on marketable securities	-	(430,993)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(81,944)	161,800
Accounts payable and other current liabilities	474,057	(680,520)
Operating lease right-of-use asset and liability, net	142	647
Net cash used in operating activities	(12,323,188)	(13,405,315)

Cash flows from investing activities:
Purchase of marketable securities	-	(6,859,432)
Maturity of marketable securities	-	24,000,000
Net cash provided by investing activities	-	17,140,568

Cash flows from financing activities:
Proceeds from issuance of shares of common stock and warrants	5,510,591	-
Issuance costs	(762,703)	-
Net cash provided by financing activities	4,747,888	-

Net (decrease) increase in cash and cash equivalents	(7,575,300)	3,735,253

Cash and cash equivalents at beginning of year	13,362,053	9,626,800

Cash and cash equivalents at end of year	$5,786,753	$13,362,053

Noncash investing and financing activities
ASC 842 lease renewal option exercise	$-	$236,506
Transaction costs in accounts payable and other current liabilities	$163,333	$-
Change in accumulated other comprehensive income	$-	$(96,434)

Supplemental cash flow disclosures
Cash paid for income taxes	$1,600	$1,600

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the year ended December 31, 2024, the Company incurred a net loss of approximately $15.0 million, and as of December 31, 2024, the Company had an accumulated deficit of approximately $60.4 million. In addition, during the year ended December 31, 2024, the Company used approximately $12.3 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these consolidated financial statements, it has adequate cash to fund its ongoing activities into the second quarter of 2025 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing, such as through the registered direct offerings and concurrent private placements that the Company completed in August 2024 (the “August 2024 Offering”) and in November 2024 (the “November 2024 Offering”), and through the private placement in January 2025 (the “January 2025 Offering”). Following these offerings, the Company raised a total of approximately $6.3 million, net of placement agent and other offering expenses in the amount of approximately $1.1 million. For more details, see Note 6(c), 6(d) and 6(e). In addition, in February 2025, the Company entered into a Standby Equity Purchase Agreement pursuant to which the Company has the right, but not the obligation, to sell up to $20.0 million of the Company’s common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement. For more details, see Note 6(f). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

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

Use of estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the year ended December 31,
	2024	2023
Outstanding stock options	2,519,419	1,979,196
Warrants	3,935,282	3,090,787

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024, and 2023, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

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

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expense.

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

General and administrative expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance, administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support the Company’s operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of December 31, 2024, and 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Expected Volatility—The Company estimates volatility for option grants by evaluating the historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term—The expected term of the Company’s options represents the period that the stock-based payment awards are expected to be outstanding. The expected term is estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

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

ASC 820, Fair Value Measurement, requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2024, and 2023, the recorded values of cash and cash equivalents, prepaid expenses, and accounts payable and other current liabilities approximate their fair values due to the short-term nature of these items.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The FASB amended the guidance in ASC 280, Segment Reporting (“ASC 280”), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard effective December 31, 2024. See Note 9, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Recently issued accounting pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU will require entities to provide enhanced disclosures, in a tabular format, related to certain expense categories included in the statement of operations. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	For the year ended December 31,
	2024	2023
Prepaid insurance	$506,489	$554,097
Prepaid research and development	150,000	17,309
Other prepaid expenses	175,088	61,750
Total prepaid expenses and other current assets	$831,577	$633,156

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	For the year ended December 31,
	2024	2023
Accounts payable	$870,229	$806,004
Accrued employee costs	1,371,498	1,213,054
Accrued professional fees	72,054	39,165
Accrued research and development	860,958	439,024
Accrued board fees	117,750	117,750
Delaware franchise taxes payable	-	40,000
Other accrued expenses	17,228	17,330
Total accounts payable and other current liabilities	$3,309,717	$2,672,327

NOTE 5: STOCK-BASED COMPENSATION

The Company has an equity incentive plan for grants to employees, officers, consultants, directors, and other service providers that was approved in 2021 (the “2021 Plan”). The 2021 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, unrestricted stock awards, stock appreciation rights and other forms of stock-based compensation. The 2021 Plan permits the Company’s board to change the type, terms, and conditions of awards as circumstances may change. This flexibility to adjust the type of compensation to be granted is particularly important given current economic and world events.

A summary of the stock option activity during the year ended December 31, 2024, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2024	2,050,197	$10.90	7.9	$36,363
Granted	838,250	$1.54	-	$-
Forfeited and cancelled	(625)	$-	-	$-
Outstanding as of December 31, 2024	2,887,822	$8.06	7.6	$-
Exercisable as of December 31, 2024	1,854,764	$11.54	6.8	$-
Vested and expected to vest as of December 31, 2024	2,887,822	$8.06	7.6	$-

The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2024	2023
Research and development	$624,480	$792,273
General and administrative	1,681,369	2,173,665
Total stock-based compensation expense	$2,305,849	$2,965,938

As of December 31, 2024, total compensation cost not yet recognized related to unvested stock options was approximately $1.0 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the years ended December 31, 2024 and 2023 are presented in the table below. The weighted average fair value of stock options issued during the years ended December 31, 2024 and 2023 was $1.31 and $1.43 per share, respectively.

	2024	2023
Exercise price	$1.54	$1.70
Expected term (in years)	5.8	5.8
Volatility	114.78%	110.9%
Risk free rate	4.0%	3.7%
Dividend yield	0.0%	0.0%

The following table presents the exercise price of outstanding stock options as of December 31, 2024:

Exercise price	Options outstanding

$0.01 - $8.00	1,861,499
$8.01 - $16.00	992,250
$16.01 or higher	34,073
Total	2,887,822

NOTE 6: CAPITALIZATION

a.	As of December 31, 2024 and December 31, 2023, the Company had 200,000,000 shares of common stock authorized and 12,013,901 and 8,401,047 shares issued and outstanding, respectively. As of December 31, 2024 and December 31, 2023, the Company had 5,000,000 shares of preferred stock authorized. There were no shares of preferred stock issued or outstanding as of December 31, 2024 and 2023. As of December 31, 2024 and December 31, 2023, there were warrants outstanding to purchase an aggregate of 6,675,853 and 3,090,787 shares of common stock, respectively. As of December 31, 2024, these warrants are exercisable at a weighted average price of $6.52 and their weighted average remaining contractual term is 3.5 years.

b.	On June 1, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock, par value $0.01 per share. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, the Company sold 152,000 shares of the Company’s common stock for aggregate gross proceeds of approximately $0.4 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3. On August 6, 2024, the Company filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

c.

On August 8, 2024, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain investors, including an officer of the Company, 1,643,837 shares of the Company’s common stock at a purchase price per share of $1.825. In addition, in a concurrent private placement, the Company also issued to the purchasers in the August 2024 Offering unregistered warrants to purchase 1,643,837 shares of the Company’s common stock (the “August 2024 Warrants”). The August 2024 Warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.5 million, after deducting placement agent and other offering expenses in the amount of approximately $0.5 million. In September 2024, the Company filed a registration statement to register the resale by the investors of the shares of common stock issuable upon exercise of the August 2024 Warrants. The registration statement was declared effective on September 20, 2024.

d.	On November 22, 2024, the Company completed a registered direct offering, pursuant to which the Company sold and issued to certain investors, including an officer of the Company, 1,817,017 shares of the Company’s common stock at a purchase price per share of $1.175. In addition, in a concurrent private placement, the Company also issued to the purchasers in the November 2024 Offering unregistered warrants to purchase 1,817,017 shares of the Company’s common stock (the “November 2024 Warrants”). The November 2024 Warrants are immediately exercisable at an exercise price of $1.05 per share and expire five years from the date of issuance. The total net proceeds were approximately $1.8 million, after deducting placement agent and other offering expenses in the amount of approximately $0.35 million. In December 2024, the Company filed a registration statement to register the resale by the investors of the shares of common stock issuable upon exercise of the November 2024 Warrants. The registration statement was declared effective on December 31, 2024. In addition, in connection with the November 2024 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 124,212 shares of common stock at an exercise price of $1.3125. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $0.93.

e.	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 2,109,383 shares of common stock and warrants to purchase 2,109,383 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $1.065 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $0.94 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 147,656 shares of common stock at an exercise price of $1.175. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $0.74.

f.	On February 12, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 305,960 shares of common stock, as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 2,823,244 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $0.81722 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 10,000,000 shares of common stock comprised of (i) 305,960 commitment shares, and (ii) up to 9,694,040 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025.

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

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s noncancelable operating lease as of December 31, 2024 are as follows:

Total minimum lease payments in 2025	$86,862
Less: amount representing interest	(2,698)
Present value of operating lease liability	84,164
Less: current portion	(84,164)
Operating lease liability, net of current portion	$-

The Company recognized rent expense of $101,847 and $100,742 during the years ended December 31, 2024 and 2023, respectively. Total cash payments for the operating lease totaled $101,705 and $99,254 during the years ended December 31, 2024 and 2023, respectively.

NOTE 8: INCOME TAXES

As of December 31, 2024, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.

The Company’s provision for income taxes consisted of the following:

	For the year ended December 31,
	2024	2023
Computed “expected” tax benefit	$(3,154,290)	$(3,238,593)
State taxes, net of federal benefit	(11,768)	1,304
Non-deductible items	230,890	61,842
Change in deferred tax asset valuation allowance	2,454,200	2,509,496
Stock-based compensation	482,045	613,167
Return-to-provision adjustments	2	41,316
Other	621	13,918
Income tax expense	$1,700	$2,450

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s net deferred tax assets were comprised of the following as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Net operating losses	$53,447,116	$51,846,000
Capitalized research and development	2,959,591	2,162,872
Stock-based compensation	288,756	261,052
Accruals	249,495	220,923
Operating lease liabilities	17,760	36,761
Other	616	559
Total gross deferred tax assets	56,963,334	54,528,167

Deferred tax liabilities:
Right-of-use asset	(17,340)	(36,373)
Gross deferred tax liabilities	(17,340)	(36,373)

Less: Deferred tax asset valuation allowance	(56,945,994)	(54,491,794)
Total net deferred tax assets	$-	$-

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance for the years ended December 31, 2024 and 2023. The net change in total valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $2.5 million and increase of $2.5 million respectively.

At December 31, 2024, the Company has United States federal and state net operating loss (NOL) carryforwards of $35.3 million and $7.6 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $0.8 million will begin to expire in 2036 while federal NOLs generated after 2017 of $34.4 million will carry forward indefinitely. The state NOL carryforwards of $7.6 million will begin to expire in 2035 unless previously utilized. At December 31, 2024, the Company also had Israel NOL carryforwards of $197.9 million. The Israel NOLs carry forward indefinitely.

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

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. As of December 31, 2024 and 2023 the Company has not recorded any unrecognized tax benefits.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of December 31, 2024 and 2023, the Company recorded no accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant changes in its tax positions that would warrant recognition of a liability for unrecognized income tax benefits during the next 12 months.

The Company files U.S. federal and various state income tax returns and is subject to the examination for tax years back to 2021 and 2020 for federal and state purposes, respectively, and its NOL’s dating back to inception are subject to adjustment by the taxing authorities if claimed on future tax filings for which the statute remain open to examination. The Company also files Israeli tax returns and is subject to examination for tax years back to 2020. The Company is not currently under audit by the Internal Revenue Service or other similar national, state and local authorities.

NOTE 9: SEGMENT INFORMATION

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources in assessing performance. The Company operates as a single reporting segment, focusing on the development of a novel and patented systemically administered anti-cancer and anti-viral immunotherapy. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying consolidated statement of operations. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances the development of its product candidates through pre-clinical and clinical trials. In addition, the measure of segment assets is reported on the accompanying consolidated balance sheet as total assets.

As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Research and development:
External research and development	$4,355,449	$4,683,828
Internal personnel costs	2,895,648	2,937,879
Total research and development	7,251,097	7,621,707
General and administrative	8,114,654	8,756,767
Other income, net	(343,724)	(955,003)
Net loss	$15,022,027	$15,423,471

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2024, the date of these consolidated financial statements, through March 13, 2024, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the year ended December 31, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except for the January 2025 Offering that was completed on January 16, 2025, as described in Note 6(e) and for the SEPA that was entered with Yorkville on February 12, 2025, as described in Note 6(f).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control- Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

The following table sets forth information relating to our executive officers and directors as of March 12, 2025.

Name	Age	Position
Executive Officers
Jeffrey A. Meckler	58	Chief Executive Officer and Director
Michael J. Newman, Ph.D.	69	Chief Scientific Officer and Director
Nir Sassi	49	Chief Financial Officer
Walt A. Linscott, Esq.	65	Chief Operating Officer
Roger J. Waltzman	58	Chief Medical Officer

Non-Executive Directors
Dr. Roger J. Pomerantz	68	Chairman of the Board of Directors
Hila Karah	56	Director
Anthony J. Maddaluna	72	Director
William B. Hayes	59	Director
Mark J. Gilbert, M.D.	64	Director
Robert E. Martell, M.D., Ph.D.	62	Director

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

Roger Waltzman M.D., M.B.A. has served as our Chief Medical Officer since August 2023. Prior to that, he served as Chief Medical Officer of Molecular Templates from 2019 to 2023 and in multiple senior drug development roles at Novartis Oncology from 2007 to 2013, where he played a leading role in the development of imatinib, nilotinib, and ruxolitinib. From 2013 to 2016, Dr. Waltzman was the Full Development Head of Malaria Drug Development at Novartis. More recently, Dr. Waltzman was CMO at Rgenix (now Inspirna), where he supervised the development of immuno-oncology and metabolic inhibitor assets through Phase 1 a/b. Previously, he served as CSO at Jaguar Health and Napo Pharmaceuticals, where he led scientific aspects of development and commercialization of Mytesi® (crofelemer). Before joining the industry, Dr. Waltzman held assistant professorships in medical oncology and palliative care at Saint Vincent’s Hospital and Mount Sinai School of Medicine in New York. He completed his fellowship in hematology/oncology at Memorial Sloan Kettering Cancer Center. Dr. Waltzman earned a Master of Business Administration at Columbia Business School and a Doctor of Medicine and Bachelor of Arts from Brown University.

Non-Employee Directors

Dr. Roger J. Pomerantz has served as our Chairman since July 2021 and previously served on Intec Israel’s board of directors from March 2018 until the Merger. Dr. Pomerantz served as Chairman and Chief Executive Officer of Contrafect Corporation (Nasdaq: CFRX) from April 2019 to November 2023. Prior to that, he served as Vice Chairman of Contrafect from May 2014 to April 2019. Previously, Dr. Pomerantz was a Venture Partner at Flagship Pioneering from 2014 through 2019. In addition, from November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB), a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co., Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. Dr. Pomerantz has. Since February 2020, he served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT), since May 2022 he served as Vice Chairman of Enlivex Therapeutics Ltd. (Nasdaq: ENLV), and was previously a member of the board of directors of Viracta (Nasdaq: VIRX) from June 2020 until December 2024, Rubius Therapeutics (Nasdaq: RUBY) from 2014 to 2019 and Evelo Therapeutics (Nasdaq: EVLO) from 2015 to 2016. Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

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

Board Leadership Structure

Our Board is committed to promoting effective, independent governance of the Company. Our Board believes it is in the best interests of the stockholders and the Company for the Board to have the flexibility to select the best director to serve as Chairman at any given time, regardless of whether that director is an independent director or the Chief Executive Officer. Consequently, we do not have a policy governing whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. This decision is made by our Board, based on the best interests of the Company considering the circumstances at the time.

Currently, the offices of the Chairman of the Board and the Chief Executive Officer are held by two different people. Dr. Pomerantz is our independent, non-executive Chairman of the Board and Mr. Meckler is our Chief Executive Officer. The Chief Executive Officer is responsible for the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and sets the agenda for Board meetings and presides over meetings of the Board. We believe that separation of the positions reinforces the independence of the Board in its oversight of the business and affairs of the Company, and creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. Furthermore, we believe that Dr. Pomerantz is especially suited to serve as our Chairman of the Board, in light of his significant strategic management experience in the U.S. healthcare industry, which provides him with a unique perspective on the best methods of growth for a life sciences company.

However, our Board of Directors will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure. Our Board considers cybersecurity risk as part of its risk oversight function and oversees our cybersecurity and other information technology risks and management’s implementation of our cybersecurity risk management program. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Compensation Committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Clawback Policy

Our Board of Directors has adopted a Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Financial Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Policies and Practices Related to the Grant of Certain Equity Awards

From time to time, we award stock options to our employees, including the named executive officers. Historically, the Company we awarded new-hire option grants on or soon after a new hire’s employment start date and periodic annual refresh employee option grants, which refresh grants are typically approved at a meeting of the compensation committee or board. Non-employee directors receive automatic initial and annual stock option grants, at the time of a director’s appointment or election to the board and at the time of each annual meeting of our stockholders, respectively. For additional information on our non-employee director compensation policy see below under the heading, “Director Compensation.”

We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. It is the Company’s practice to not grant any awards to its named executive officers when in possession of any material nonpublic information, and to wait until such material nonpublic information has been fully disclosed, widely disseminated to the public and at least two full business days has passed after such material nonpublic information has been disclosed.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at http://www.indaptusrx.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at texhe address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Committees of the Board

Our Board has established four standing committees—Audit, Compensation, Nominating, and Science and Technology. Each of Audit, Compensation and Nominating Committee operates under a written charter that has been approved by our Board.

The members of each of the Board committees and committee Chairpersons are set forth in the following chart.

Name	Audit	Compensation	Nominating	Science and Technology
Mark J. Gilbert, M.D.				X
William B. Hayes	Chairperson	X
Hila Karah	X		Chairperson
Anthony J. Maddaluna		Chairperson	X	X
Robert E. Martell, M.D., Ph.D.	X			X
Michael J. Newman, Ph.D.				Chairperson

Audit Committee

Our Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	monitoring the rotation of the partners of our independent registered public accounting firm on our audit engagement team and considering periodically the rotation of auditing firms;

●	overseeing the work of our independent registered public accounting firm;

●	reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit, including our annual financial statements and related disclosures, and the results of the review by the independent registered public accounting firm of our quarterly financial statements and related disclosures;

●	discussing with management and the independent registered public accounting firm the adequacy of our internal control over financial reporting, disclosure controls and procedures, compliance with legal and regulatory requirements, and code of business conduct and ethics;

●	discussing with management and the independent registered public accounting firm our risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our independent registered public accounting firm and management;

●	reviewing and providing oversight of any related person transactions, including establishing such policies and procedures as appropriate to facilitate such review; and

●	preparing the audit committee report required by the SEC rules (which is included on page 11 of this proxy statement).

The Audit Committee charter is available on the Investors page of our website at www.indaptusrx.com. The members of the Audit Committee are Mr. Hayes, Ms. Karah, and Dr. Martell. Mr. Hayes serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Mr. Hayes, Ms. Karah, and Dr. Martell is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the Nasdaq Rules, including those related to Audit Committee membership.

The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Mr. Hayes qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.

Compensation Committee

Our Compensation Committee is responsible for assisting the Board in the discharge of its oversight responsibilities relating to the evaluation of our executive officers (including the Chief Executive Officer), determining the compensation of our executive officers, and overseeing the management of risks associated therewith. In fulfilling its purpose, our Compensation Committee has the following principal duties:

●	reviewing and approving, or recommending for approval by the Board, our overall compensation strategy and policies, including evaluating risks associated with our compensation policies and practices;

●	reviewing and approving, or recommending for approval by the Board, the compensation of our CEO and our other executive officers;

●	overseeing and administering our cash and equity incentive plans;

●	reviewing and making recommendations to the Board of Directors with respect to non-employee director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report, to the extent required by SEC rules.

The Compensation Committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of executive officers (other than the Chief Executive Officer). Pursuant to the Compensation Committee’s charter, which is available on the Investors page of our website at www.indaptusrx.com, the Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. The Compensation Committee did not engage the services of a compensation consultant in 2023.

The Compensation Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time. The Compensation Committee may also delegate to an officer the authority to grant equity awards to certain employees, as further described in its charter and subject to the terms of our equity plans.

The members of our Compensation Committee are Mr. Maddaluna and Mr. Hayes. Mr. Maddaluna serves as the Chairperson of the Compensation Committee. Each member of the Compensation Committee qualifies as an independent director under Nasdaq’s heightened independence standards for members of a compensation committee and as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

Nominating Committee

Our Nominating Committee’s responsibilities include:

●	identifying individuals qualified to become Board members;

●	recommending to the Board the persons to be nominated for election as directors and to each Board committee;

●	reviewing with the Chief Executive Officer and making recommendations to the Board with respect to our succession plans for the Chief Executive Officer and other executive officers;

●	reviewing and making recommendations to the Board the composition and chairperson of each Board committee; and

●	overseeing the evaluation of the Board and its committees.

The Nominating Committee charter is available on the Investors page of our website at www.indaptusrx.com. The members of our Nominating Committee are Ms. Karah and Mr. Maddaluna. Ms. Karah serves as the Chairperson of the Nominating Committee. The Nominating Committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders.

Science and Technology Committee

Our Science and Technology Committee’s responsibilities include:

●	reviewing and advising on our drug development strategy, including the selection of therapeutic targets, the design and execution of clinical trials, and the regulatory pathway for approval;

●	assessing our research pipeline and recommending changes or improvements to ensure a sustainable and diverse portfolio of drug candidates;

●	evaluating our intellectual property strategy and overseeing the implementation of appropriate measures to protect our discoveries and inventions; and

●	reviewing our manufacturing strategy and overseeing the quality controls put in place to meet regulatory requirements.

The members of our Science and Technology Committee are Dr. Gilbert, Mr. Maddaluna, Dr. Martell, and Mr. Newman. Mr. Newman serves as the Chairperson of the Science and Technology Committee.

Item 11. Executive Compensation.

Our named executive officers for 2024, which consist of our principal executive officer and the next two most-highly compensated executive officers who were serving as executive officers as of December 31, 2024 are:

●	Jeffrey A. Meckler, Chief Executive Officer and Director;

●	Walt. A. Linscott, Esq., Chief Operating Officer; and

●	Roger J. Waltzman, M.D., Chief Medical Officer

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation	All Other Compensation(2) ($)	Total ($)
Jeffrey A. Meckler,	2024	575,000	—		—	219,421	287,500	75,296	1,157,217
Chief Executive Office	2023	565,000	—		—	134,221	223,175	78,853	1,001,249
Walt A. Linscott, Esq.,	2024	475,000	—		—	182,156	237,500	75,744	970,400
Chief Operating Officer	2023	425,000	—		—	53,688	212,500	78,851	770,039
Roger Waltzman, M.D.	2024	500,000	—		—	182,156	200,000	46,723	928,879
Chief Medical Officer	2023	196,742	20,000	(3)	—	140,811	196,000	32,612	586,165

(1) The amounts reported do not reflect the amounts actually received by our named executive officers. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of stock options granted to our named executive officers during the fiscal years ended December 31, 2024 and 2023, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025. Our named executive officers will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(2) For 2024 and 2023, referenced amount is for the Company paid portion of medical and life insurance premiums, and Company 401(k) contributions.

(3) Amount represents a sign on bonus paid to Dr. Waltzman in 2023.

Narrative Description to Summary Compensation Table

Base Salaries

In general, base salaries for our named executive officers are initially established through arm’s length negotiation at the time the executive is hired, taking into account such executive’s qualifications, experience and prior salary. Base salaries of our named executive officers are approved and reviewed annually by our Compensation Committee or Board of Directors and adjustments to base salaries are based on the scope of an executive’s responsibilities, individual contribution, prior experience and sustained performance. Decisions regarding salary increases may take into account an executive officer’s current salary, equity ownership, and the amounts paid to an executive officer’s peers inside our company by conducting an internal analysis, which compares the pay of an executive officer to other members of the management team. Base salaries are also reviewed in the case of promotions or other significant changes in responsibility. Base salaries are not automatically increased if the Board of Directors and Compensation Committee believe that other elements of the named executive officer’s compensation are more appropriate in light of our stated objectives. This strategy is consistent with our intent of offering compensation that is both cost-effective, competitive and contingent on the achievement of performance objectives.

The actual base salaries paid to all of our named executive officers for 2024 are set forth in the “Summary Compensation Table” above.

In January 2024, our Compensation Committee approved base salary increases for 2024 for Mr. Meckler, Dr. Waltzman and Mr. Linscott to $575,000, $500,000 and $475,000, respectively. These base salary increases represented adjustments of approximately 1.8%, 2.0% and 11.8%, respectively. In January 2025, our Compensation Committee approved base salary increases for 2025 for Mr. Meckler, Dr. Waltzman and Mr. Linscott to $595,000, $518,000 and $491,000, respectively. These base salary increases represented adjustments of approximately 3.5%, 3.6% and 3.4%, respectively.

Annual Cash Performance Bonuses

Each named executive officer is also eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our Compensation Committee and Board of Directors.

Bonuses are set based on a percentage of the executive’s base salary as of the end of the bonus year and are expected to be paid out in the first quarter of the following year. The target levels for 2024 executive bonuses were as follows: 50% for Mr. Meckler, 50% for Mr. Linscott and 40% for Dr. Waltzman. All final bonus payments to our named executive officers are determined by our Compensation Committee or our Board of Directors. The actual bonuses awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of the Compensation Committee.

For 2024, the corporate performance objectives for our named executive officers were related to clinical milestones, research and development goals, business development opportunities, financing objectives and human capital management objectives. These performance objectives and areas of emphasis were used as a guide by the Compensation Committee and Board of Directors in determining overall corporate performance for these executives as they represented those areas in which they were expected to focus their efforts during the year. Both qualitative and quantitative guidelines were established for purposes of evaluating performance relating to these corporate objectives during 2024. Based on its review of our overall performance relative to our corporate objectives, the Compensation Committee determined that every goal was achieved or exceeded for annual bonus plan purposes.

The overall achievement level was then used to determine each named executive officer’s bonus. The bonuses paid to our named executive officers for 2024 are set forth in the “Summary Compensation Table” above.

Equity Compensation

The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers and other employees, non-employee directors and consultants with the interests of our stockholders. Because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the vesting period of the awards. In determining the size of the long-term equity incentives to be awarded to our named executive officers, we take into account a number of internal factors, such as the relative job scope, the value of existing long-term incentive awards, individual performance history, prior contributions to us and the size of prior grants.

To reward and retain our named executive officers in a manner that best aligns employees’ interests with stockholders’ interests, we use stock options as the primary incentive vehicles for long-term compensation. We believe that stock options are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time.

The exercise price of each stock option grant is the fair market value of our common stock on the grant date, as determined by our Board of Directors from time to time. Stock option awards granted to our named executive officers generally vest as to one-third of the total shares on the first anniversary of the grant date and thereafter the remaining shares vest in equal quarterly installments over the following 24 months. From time to time, our Compensation Committee may, however, determine that a different vesting schedule is appropriate.

In January 2024, Mr. Meckler, Mr. Linscott and Dr. Waltzman and were granted stock options to purchase 100,000 shares, 75,000 shares and 75,000 shares of our common stock, respectively. The stock options vest as to one-third of the total shares on January 22, 2025 and thereafter the remaining shares vest in equal quarterly installments over the following 24 months. In October 2024, Mr. Meckler, Mr. Linscott and Dr. Waltzman were granted stock options to purchase 75,000 shares of our common stock, each. The stock options are fully vest following 18 months from grant date.

We have had no program, plan or practice pertaining to the timing of stock option grants to named executive officers coinciding with the release of material non-public information. Stock options granted to our named executive officers may be subject to accelerated vesting in certain circumstance. For additional discussion, please see “Employment Agreements and Potential Payments on Employment Termination” below.

Other Elements of Compensation

Retirement Plans

Effective January 1, 2023, we maintain a 401(k) retirement savings plan that allows eligible employees to contribute a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our named executive officers in accordance with our compensation policies.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans. We pay for the health and welfare benefits of our named executive officers. We do not provide our named executive officers with any other significant perquisites or other personal benefits.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards as of December 31, 2024, for each named executive officer:

Option Awards

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options exercise price (#)	Option Exercise Price ($)	Option Expiration Date(1)
Jeffrey A. Meckler, Chief Executive Officer	04/10/17		1,500	—	—	425.6	04/10/27
	05/01/17		813	—	—	425.6	05/01/27
	12/11/17		4,750	—	—	536.0	12/11/27
	06/28/18		1,250	—	—	355.2	06/28/25
	04/04/19		1,562	—	—	611.2	04/04/26
	07/15/20		3,750	—	—	24.6	07/15/27
	08/04/21	(2)	375,000	—	—	8.87	8/4/2031
	01/26/22	(3)	183,333	16,667	—	4.90	01/26/32
	01/18/23	(4)	58,333	41,667	—	1.61	01/18/33
	01/22/24	(5)	—	100,000	—	1.74	01/22/34
	10/09/24	(6)	—	75,000	—	1.105	10/09/34
Walt A. Linscott, Esq., Chief Operating Officer	10/23/17		750	—	—	684.8	10/23/27
	12/11/17		1,750	—	—	684.8	12/11/27
	01/22/19		1,125	—	—	610.4	01/22/26
	09/13/19		2,500	—	—	72.0	09/13/26
	02/17/20		1,125	—	—	34.3	02/17/27
	09/16/20		1,250	—	—	25.7	09/16/27
	08/04/21	(2)	210,000	—	—	8.87	8/4/2031
	01/26/22	(3)	42,029	3,821	—	4.90	01/26/32
	01/18/23	(4)	23,333	16,667	—	1.61	01/18/33
	01/22/24	(5)	—	75,000	—	1.74	01/22/34
	10/09/24	(6)	—	75,000	—	1.105	10/09/34
Roger J. Waltzman, Chief Medical Officer
	08/07/23	(7)	37,500	52,500	—	1.85	08/07/33
	01/22/24	(5)	—	75,000	—	1.74	01/22/34
	10/09/24	(6)	—	75,000	—	1.105	10/09/34

(1) The options have a seven-year term or ten-year term as noted in the table subject to earlier expiration upon termination.

(2) The options vest over a period of three years from August 4, 2021, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending August 4, 2024.

(3) The options vest over a period of three years from January 26, 2022, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 26, 2025.

(4) The options vest over a period of three years from January 18, 2023, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 18, 2026.

(5) The options vest over a period of three years from January 22, 2024, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 18, 2027.

(6) The options vest over a period of three years from October 9, 2024, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending October 9, 2027.

(7) The options vest over a period of three years from August 7, 2023, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending August 7, 2026.

Employment Agreements and Potential Payments on Employment Termination

Set forth below is a description of the employment agreements with our named executive officers and a summary of the benefits that would be payable upon termination of employment or in connection with a change in control to our named executive officers under their employment agreements with us.

Jeffrey A. Meckler

We have entered into an employment agreement with Jeffrey A. Meckler (the “Meckler Employment Agreement”), which superseded and replaced his employment agreement dated December 11, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel, to serve as our Chief Executive Officer. The Meckler Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Mr. Meckler is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by our Board of Directors on an annual basis. The Board may, in its discretion, grant Mr. Meckler a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

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

If Mr. Meckler’s employment is terminated by us without cause or by Mr. Meckler for good reason during the one year period immediately following a change in control or six months before a change in control, then Mr. Meckler will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date, payable in bi-monthly installments, (ii) an amount equal to Mr. Meckler’s cost of continued health insurance coverage for eighteen months, (iii) his target annual bonus for the year of termination, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Mr. Meckler’s termination of employment.

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

Walt A. Linscott, Esq.

We have entered into an employment agreement with Walt A. Linscott, Esq. (the “Linscott Employment Agreement”), which supersedes and replaces his employment agreement dated October 23, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel. The Linscott Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Mr. Linscott is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by the Company’s Board of Directors on an annual basis. The Board may, in its discretion, grant Mr. Linscott a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

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

If Mr. Linscott’s employment is terminated by us without cause or by Mr. Linscott for good reason during the one year period immediately following a change in control or six months before a change in control, then Mr. Linscott will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date, payable in bi-monthly installments, (ii) an amount equal to Mr. Linscott’s cost of continued health insurance coverage for eighteen months, (iii) his target annual bonus for the year of termination, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Mr. Linscott’s termination of employment.

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

Roger J. Waltzman

We have entered into an employment agreement with Roger J. Waltzman (the “Waltzman Employment Agreement”). The Waltzman Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Dr. Waltzman is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 40% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by the Company’s Board of Directors on an annual basis. The Board may, in its discretion, grant Dr. Waltzman a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

Upon termination of Dr. Waltzman’s employment by us without cause or Dr. Waltzman’s resignation for good reason, Dr. Waltzman will be entitled to a severance benefit equal to (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments and (ii) an amount equal to Dr. Waltzman’s cost of continued health insurance coverage for twelve months. In addition, if Dr. Waltzman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Dr. Waltzman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Dr. Waltzman was employed relative to the total number of days in the bonus earning period.

If Dr. Waltzman’s employment is terminated by us without cause or by Dr. Waltzman for good reason during the one year period immediately following a change in control or six months before a change in control, then Dr. Waltzman will be entitled to receive, (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments, (ii) an amount equal to Dr. Waltzman’s cost of continued health insurance coverage for eighteen months, (iii) his target annual bonus for the year of termination, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Dr. Waltzman’s termination of employment.

In the event that Dr. Waltzman’s employment terminates by reason of his death or disability, and Dr. Waltzman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Dr. Waltzman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Dr. Waltzman was employed relative to the total number of days in the bonus earning period.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of options under the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan (the “2021 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders(2)	2,887,822	$8.06	103,608
Equity compensation plans not approved by security holders	—	—	—

(1) Represents stock options outstanding under the 2021 Plan.

(2) Our 2021 Plan has an evergreen provision that allows for an annual increase on each January 1 from January 1, 2025 and ending on and including January 1, 2029, equal to the lesser of (A) 5% of the aggregate number of shares of our shares of common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by our Board of Directors.

Pay Versus Performance Table

The following table sets forth information concerning the compensation of our named executive officers, or NEOs, the compensation actually paid to our NEOs, as determined under SEC rules (and described below), our total shareholder return and our net loss, in each case for each of the fiscal years ended December 31, 2022, 2023 and 2024:

(a)	(b)	(c)	(d)	(e)	(f)	(h)
Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return ($)	Net Loss ($)
2024	$1,157,217	$1,029,281	$949,640	$845,621	$48	$(15,022,027)
2023	$1,001,249	$1,122,094	$744,039	$799,786	$121	$(15,423,471)
2022	$1,680,532	$(38,385)	$1,062,955	$500,074	$41	$(14,322,798)

(1)	Amounts represent compensation actually paid to our PEO and the average compensation actually paid to our remaining NEOs for the relevant fiscal year, as determined under SEC rules, which includes the individuals indicated in the table below for each fiscal year:

Year	PEO	Non-PEO NEOs
2024	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Roger Waltzman M.D.
2023	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Michael J. Newman, Ph.D.
2022	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Boyan Litchev, M.D.

The amounts reported in the “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” columns do not reflect the actual compensation paid to or realized by our PEO or our non-PEO NEOs during each applicable year. The calculation of compensation actually paid for purposes of this table includes point-in-time fair values of stock awards and these values will fluctuate based on our stock price and various accounting valuation assumptions. See the Summary Compensation Table for certain other compensation of our PEO and our non-PEO NEOs for each applicable fiscal year.

Compensation actually paid to our NEOs represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	2024
Adjustments	PEO	Average non-PEO NEOs
Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	$(219,421)	$(182,156)

Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	123,369	106,209

Decrease for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(46,684)	(29,455)

Increase for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	14,800	1,383

TOTAL ADJUSTMENTS	$(127,936)	$(104,019)

Fair value or change in fair value, as applicable, of equity awards in the “Compensation Actually Paid” columns was determined by reference to a Black Scholes value as of the applicable year-end or vesting date(s), determined based on the same methodology as used to determine grant date fair value but using the closing stock price on the applicable revaluation date as the current market price and with an estimated expected life using the simplified method, and in all cases based on volatility and risk free rates determined as of the revaluation date based on the expected life period and based on an expected dividend rate of 0%. For additional information on the assumptions used to calculate the valuation of the awards, see Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025.

Narrative Disclosure to Pay Versus Performance Table

Relationship Between Financial Performance Measures

The graph below compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with our cumulative TSR for the fiscal years ended December 31, 2022, 2023 and 2024.

TSR amounts reported in the graph assume an initial fixed investment of $100. We do not pay dividends.

$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$-
$-200,000
$140
$120
$100
$80
$60
$40
$20
$-
2022
2023
2024
Compensation actually paid to PEO
Average compensation actually paid to our Non-PEO Named Executive Officers
Value of initial fixed $100 investment in our common stock

The graph below compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with our net loss for the fiscal years ended December 31, 2022, 2023 and 2024.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2024, other than Mr. Meckler, our Chief Executive Officer who did not receive additional compensation for their service as a director and whose compensation is set forth in the Summary Compensation Table under the section entitled Executive Compensation above. Dr. Newman, our Chief Scientific Officer, is also an employee and executive officer, who did not receive additional compensation for his service as a director. Dr. Newman is not one of our named executive officers for 2024 and so he does not appear in the Summary Compensation Table. Because Dr. Newman is an employee and an executive officer, he is not required to be included in the table below.

Name	Fees earned ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Roger J. Pomerantz	150,000	—	66,000	—	216,000
Hila Karah	65,500	—	27,500	—	93,000
Anthony J. Maddaluna	69,000	—	27,500	—	96,500
William B. Hayes	71,000	—	27,500	—	98,500
Robert E. Martell	61,500	—	27,500	—	89,000
Mark Gilbert	54,000	—	27,500	—	81,500

(1) The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of stock options granted to our non-employee directors during the fiscal year ended December 31, 2024, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 5 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025. Our non-employee directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options. As of December 31, 2024, our non-employee directors held the following numbers of stock options: Dr. Pomerantz, 182,000 stock options; Ms. Karah 53,781 stock options, Mr. Maddaluna 53,500 stock options, Mr. Hayes 53,500 stock options, Mr. Martell 32,500 stock options, and Dr. Gilbert 58,750 stock options.

Pursuant to our director compensation policy, the annual retainer for non-employee directors is $50,000 and the annual retainer for the chair of the Board of Directors is $150,000. Annual retainers for committee membership are as follows:

Audit committee chairperson	$15,000
Audit committee member	$7,500
Compensation committee chairperson	$10,000
Compensation committee member	$6,000
Nominating committee chairperson	$8,000
Nominating committee member	$5,000
Scientific and technology committee chairperson	$8,000
Scientific and technology committee member	$4,000

These fees are payable in advance in four equal quarterly installments during the first week of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our Board of Directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which they serve and in connection with other business related to the Board of Directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses authorized by the Board of Directors or a committee that are incurred in connection with attending conferences or meetings with management in accordance with a travel policy, as may be in effect from time to time.

In March 2023, the Board amended our director compensation policy to provide that, on the date an individual is first elected or appointed as a non-employee director, such individual will receive a grant of 25,000 stock options, and that, on the date of each annual meeting of stockholders, commencing with the annual meeting of stockholders for 2023, each non-employee director (other than the board chair) will receive a grant of 12,500 stock options and the board chair will receive 30,000 stock options. The initial stock options vest in over three years from the grant date in equal quarterly installments, subject to continued service on the Board and the options shall also vest in full immediately upon a director’s death, disability or a change of control. The annual stock options vest in full on the first anniversary of the grant date, subject to continued service on the Board and the options shall also vest in full immediately upon a director’s death, disability or a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 12, 2025, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 14,429,244 shares of common stock outstanding as of March 12, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 12, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 3 Columbus Circle, 15th Floor, New York, NY 10019. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Persons or entities holding 5% or more our outstanding common stock

Glen R. Anderson	1,190,400	(1)	8.2%
Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014	2,142,462	(2)	13.8%
Yehuda Shimoni	1,644,300	(3)	10.8%
Thomas Mollick	2,438,598	(4)	15.7%

Named executive officers and directors
Michael J. Newman, Ph.D.	1,752,164	(5)	11.8%
Jeffrey A. Meckler	1,035,636	(6)	6.8%
Roger Waltzman, M.D.	83,750	(7)	*
Walt A. Linscott, Esq.	325,750	(8)	2.2%
Hila Karah	41,281	(9)	*
Anthony J. Maddaluna	41,670	(10)	*
William B. Hayes	41,000	(11)	*
Dr. Roger J. Pomerantz	153,000	(12)	1.1%
Mark Gilbert, M.D.	46,250	(13)	*
Robert E. Martell, M.D., Ph.D.	20,000	(14)	*
All executive officers and directors as a group (11 persons)	3,690,334	(15)	22.3%

*	Less than one percent.

91

(1)

Based solely upon a Schedule 13G/A filed with the SEC on August 17, 2023. 1,076,482 shares are held by the Anderson Family Trust U/A/D January 7, 2017 in which Glen R. Anderson is a trustee of the Anderson Family Trust and shares voting and dispositive control with his spouse, and 113,918 shares are held by Mr. Anderson over which he has sole voting and dispositive power. The business address of Mr. Anderson is 101 South 200 East, Suite 700, Salt Lake City, UT 84111.

(2)	Consists of (i) 1,071,231 shares of common stock, and (ii) 1,071,231 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(3)	Consists of (i) 865,158 shares of common stock, and (ii) 779,142 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(4)	Consists of (i) 1,212,837 shares of common stock, and (ii) 1,135,761 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(5)	Consists of (i) 1,341,524 shares of common stock held by the Michael J. Newman Trust, dated January 21, 2008, Michael J. Newman, Trustee; (ii) 26,832 shares of common stock held by Janet Lee Harris, Trustee of the Janet Harris Living Trust, executed on March 25, 2009. Ms. Harris is the spouse of Dr. Newman, and as such, Dr. Newman is deemed to beneficially own such shares; and (iii) 383,808 shares of common stock issuable upon exercise of outstanding options, of which 7,208 will vest within 60 days of days of March 12, 2025.

(6)	Consists of (i) 202,859 shares of common stock, (ii) 127,485 shares of common stock issuable upon exercise of warrants, and (ii) 705,292 shares of common stock issuable upon exercise of outstanding options, of which 16,667 will vest within 60 days of days of March 12, 2025.

(7)	Consists of 83,750 shares of common stock issuable upon exercise of outstanding options, of which 13,750 will vest within 60 days of March 12, 2025.

(8)	Consists of (i) 150 shares of common stock and (ii) 325,750 shares of common stock issuable upon exercise of outstanding options, of which 9,583 will vest within 60 days of March 12, 2025.

(9)	Consists of 41,281 shares of common stock issuable upon exercise of outstanding options.
(10)	Consists of (i) 670 shares of common stock and (ii) 41,000 shares of common stock issuable upon exercise of outstanding options.

(11)	Consists of 41,000 shares of common stock issuable upon exercise of outstanding options.

(12)	Consists of 154,000 shares of common stock issuable upon exercise of outstanding options.

(13)	Consists of 46,250 shares of common stock issuable upon exercise of outstanding options.

(14)	Consists of 20,000 shares of common stock issuable upon exercise of outstanding options.

(15)	Consists of (i) 1,572,035 shares of common stock, (ii) 127,485 shares of common stock issuable upon exercise of warrants, and (ii) 1,957,242 shares of common stock issuable upon exercise of outstanding options, of which 53,875 will vest within 60 days of days of March 12, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

In accordance with our audit committee charter, the Audit Committee is required to approve related party transactions. In general, the Audit Committee will review any proposed transaction that has been identified as a related person transaction under Item 404 of Regulation S-K, which means a transaction, arrangement or relationship in which we and any related person (as defined below) are participants in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “related person” includes (i) a director, director nominee or executive officer of the Company, (ii) any immediate family member of the foregoing, or (iii) a security holder known to be a beneficial owner of more than 5% of any class of our voting securities.

Other than the compensation agreements and other arrangements described under “Executive Compensation” and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a participant in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at December 31, 2023 and 2022, as applicable) and in which any related person, had, or will have, a direct or indirect material interest.

Participation in 2024 Financings

August 2024 Financing

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors 1,643,837 shares of our common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 1,643,837 shares of our common stock. The warrants are immediately exercisable at an exercise price of $1.70 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $1.825, resulting in gross proceeds of approximately $3.0 million, before deducting placement agent and other offering expenses in the amount of approximately $0.5 million. One of the purchasers was Jeffrey Meckler, our Chief Executive Officer and director, who purchased 84,932 shares of common stock and warrants to purchase 84,932 shares of common stock (at the same price and upon the same terms as the other purchasers.

November 2024 Financing

On November 25, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors 1,817,017 shares of our common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 1,817,017 shares of our common stock. The warrants are immediately exercisable at an exercise price of $1.05 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $1.175, resulting in gross proceeds of approximately $2.13 million, before deducting placement agent and other offering expenses in the amount of approximately $0.345 million. One of the purchasers was Jeffrey Meckler, our Chief Executive Officer and director, who purchased 42,553 shares of common stock and warrants to purchase 42,553 shares of common stock (at the same price and upon the same terms as the other purchasers.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

We also maintain an insurance policy that insures our directors and executive officers against certain liabilities, including liabilities arising under applicable securities laws.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Haskell & White LLP, our independent registered public accounting firm, billed to us for their professional services for each of the last two fiscal years:

Fee Category	2024	2023
Audit Fees	$221,000	$210,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$221,000	$210,000

Audit Fees

Audit fees for the fiscal years ended December 31, 2024 and 2023 include fees for professional services rendered for the audit and quarterly review of our financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, and services provided in connection with SEC filings, including consents and comfort letters.

Audit Committee Pre-Approval Policy and Procedures

On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Haskell & White LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Our Audit Committee pre-approves all audit, review, and attest services proposed to be performed by our independent auditor that have not been generally pre-approved, including the scope of services to be performed and the compensation to be paid to the auditor, prior to commencement of such engagements of the independent auditor. Our Audit Committee has authorized all auditing and non-auditing services provided by Haskell & White LLP during the fiscal year ended December 31, 2024 and the fees paid for such services.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit No.	Exhibit Description
2.1++	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc., Domestication Merger Sub Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on March 15, 2021)
2.2	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc. and Domestication Merger Sub Ltd. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on April 30, 2021)
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
4.1	Description of Securities Registered under Section 12 (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2021)
4.2	Form of Ordinary Share Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.2 to Intec Israel’s Current Report on Form 8-K filed with the SEC on May 6, 2020)
4.3	Form of Series A Common Stock Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.3 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.1+	Indaptus Therapeutics, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Indaptus’ Current Report on Form 8-K filed with the SEC on June 7, 2024)
10.2+	Form of Option Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
10.3+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.4+	Employment Agreement between Jeffrey Meckler and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.5+	Employment Agreement between Michael J. Newman, Ph.D. and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.6+	Employment Agreement between Walt Linscott and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.7+	Employment Agreement between Nir Sassi and Indaptus Therapeutics, Inc., effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022)
10.8+	Employment Agreement between Roger J. Waltzman and Indaptus Therapeutics, Inc., effective as of August 7, 2023 (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
10.9+	Indaptus Therapeutics, Inc. Non-Employee Director Compensation Program (Effective April 2, 2023) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023)
10.10	Form of Securities Purchase Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.11	Form of Registration Rights Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.12	At the Market Offering Agreement, dated June 1, 2022, by and between Indaptus Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on September 1, 2022)

10.13	Placement Agent Agreement, dated as of July 23, 2024, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.15	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.16	Placement Agent Agreement, dated as of October 29, 2024, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC, and Amendment No. 1 to Placement Agent Agreement, dated as of November 20 2024 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.18	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.19	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.20	Placement Agent Agreement, dated as of January 12, 2025, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC as amended by the First Amendment to the Placement Agent Agreement, dated as of December 30, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.22	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2025)
10.24	Form of Standby Equity Purchase Agreement dated as of February 12, 2025 by and between the Company and YA II PN Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2025)
19.1*	Insider Trading Policy
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022)
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1	Indaptus Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith

#	Furnished herewith

+	Indicates management contract or compensatory plan.

++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: March 13, 2025	By:	/s/ Jeffrey A. Meckler
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

Name	Title	Date

/s/ Jeffrey A. Meckler	Chief Executive Officer and Director	March 13, 2025
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 13, 2025
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ Michal J. Newman, Ph.D.	Chief Scientific Officer and Director	March 13, 2025
Michael J. Newman, Ph.D.

/s/ Roger J. Pomerantz, M.D.	Chairman of the Board of Directors	March 13, 2025
Dr. Roger J. Pomerantz, M.D.

/s/ Hila Karah	Director	March 13, 2025
Hila Karah

/s/ Anthony J. Maddaluna	Director	March 13, 2025
Anthony J. Maddaluna

/s/ Mark J. Gilbert	Director	March 13, 2025
Mark J. Gilbert

/s/ William B. Hayes	Director	March 13, 2025
William B. Hayes

/s/ Robert E. Martell, M.D., Ph.D.	Director	March 13, 2025
Robert E. Martell, M.D., Ph.D.

