Form 10-Q
period 2025-03-31
Indaptus Therapeutics, Inc.
filed 2025-05-14
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Registrant’s common stock outstanding as of May 12, 2025 was 16,034,444.

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

iv

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,891,021	$5,786,753
Prepaid expenses and other current assets	1,069,910	831,577

Total current assets	4,960,931	6,618,330

Non-current assets:
Right-of-use asset	58,119	82,175
Other assets - deposits to third parties	392,572	638,251

Total non-current assets	450,691	720,426

Total assets	$5,411,622	$7,338,756

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,552,379	$3,309,717
Operating lease liability, current portion	59,512	84,164

Total current liabilities	2,611,891	3,393,881

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 16,034,444 shares issued and outstanding as of March 31, 2025 and 12,013,901 shares issued and outstanding as of December 31, 2024	160,344	120,139
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding	-	-
Additional paid in capital	67,611,000	64,263,919
Accumulated deficit	(64,971,613)	(60,439,183)

Total stockholders’ equity	2,799,731	3,944,875

Total liabilities and stockholders’ equity	$5,411,622	$7,338,756

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$2,810,840	$1,591,142
General and administrative	1,761,719	2,352,097

Total operating expenses	4,572,559	3,943,239

Loss from operations	(4,572,559)	(3,943,239)

Other income, net	40,129	136,562

Net loss	$(4,532,430)	$(3,806,677)

Net loss available to common stockholders per share of common stock, basic and diluted	$(0.32)	$(0.45)

Weighted average number of shares used in calculating net loss per share, basic and diluted	14,102,378	8,442,364

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid in	Accumulated
	Shares	Amount	Capital	deficit	Total

Balance, January 1, 2024	8,401,047	$84,011	$57,409,643	$(45,417,156)	$12,076,498
Stock-based compensation	-	-	774,691	-	774,691
Issuance of shares of common stock, net of issuance costs	137,836	1,378	314,669	-	316,047
Net loss	-	-	-	(3,806,677)	(3,806,677)
Balance, March 31, 2024	8,538,883	$85,389	$58,499,003	$(49,223,833)	$9,360,559

Balance, January 1, 2025	12,013,901	$120,139	$64,263,919	$(60,439,183)	$3,944,875
Stock-based compensation	-	-	240,891	-	240,891
Issuance of shares of common stock and warrants, net of issuance costs (Note 6b)	2,109,383	21,094	1,965,650	-	1,986,744
Issuance of shares of common stock, net of issuance costs (Note 6c)	1,605,200	16,052	1,143,599	-	1,159,651
Issuance of commitment shares (Note 6c)	305,960	3,059	(3,059)	-	-
Net loss	-	-	-	(4,532,430)	(4,532,430)
Balance, March 31, 2025	16,034,444	$160,344	$67,611,000	$(64,971,613)	$2,799,731

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,532,430)	$(3,806,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	735
Stock-based compensation	240,891	774,691
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	7,346	332,125
Accounts payable and other current liabilities	(762,338)	(1,237,499)
Operating lease right-of-use asset and liability, net	(596)	163
Net cash used in operating activities	(5,047,127)	(3,936,462)

Cash flows from financing activities:
Proceeds from issuance of shares of common stock and warrants	3,482,650	336,044
Issuance costs	(331,255)	(19,997)
Net cash provided by financing activities	3,151,395	316,047

Net decrease in cash and cash equivalents	(1,895,732)	(3,620,415)

Cash and cash equivalents at beginning of period	5,786,753	13,362,053

Cash and cash equivalents at end of period	$3,891,021	$9,741,638

Noncash investing and financing activities
Transaction costs in accounts payable and other current liabilities	$5,000	$-
Issuance of commitment shares	$3,059	-

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the three-month period ended March 31, 2025, the Company incurred a net loss of approximately $4.5 million, and as of March 31, 2025, the Company had an accumulated deficit of approximately $65.0 million. In addition, during the three-month period ended March 31, 2025, the Company used approximately $5.0 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. As of the date of the issuance of these unaudited condensed consolidated financial statements and based on its current operating plan, the Company will need to obtain additional capital to fund its ongoing activities beyond the second quarter of 2025. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. In February 2025, the Company entered into a Standby Equity Purchase Agreement pursuant to which the Company has the right, but not the obligation, to sell up to $20.0 million of the Company’s common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement. For more details, see Note 6(c). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025, and the consolidated results of operations and changes in stockholders’ equity for the three-month periods ended March 31, 2025 and 2024 and cash flows for the three-month periods ended March 31, 2025 and 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 13, 2025. The consolidated balance sheet data as of December 31, 2024, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2024, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three-month period ended March 31, 2025, are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the three months ended March 31,
	2025	2024
Outstanding stock options	2,887,204	2,315,272
Warrants	8,434,849	3,090,787

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$295,093	$506,489
Prepaid research and development	400,179	150,000
Other prepaid expenses	374,638	175,088
Total prepaid expenses and other current assets	$1,069,910	$831,577

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities are comprised of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$1,311,095	$870,229
Accrued employee costs	83,466	1,371,498
Accrued professional fees	69,959	72,054
Accrued research and development	898,067	860,958
Accrued board fees	117,750	117,750
Other accrued expenses	72,042	17,228
Total accounts payable and other current liabilities	$2,552,379	$3,309,717

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

A summary of the stock option activity during the period ended March 31, 2025, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2025	2,887,822	$8.06	7.6	$-
Granted	-	$-	-	$-
Forfeited and cancelled	(625)	$-	-	$-
Outstanding as of March 31, 2025	2,887,197	$7.98	7.4	$-
Exercisable as of March 31, 2025	2,027,405	$10.62	6.7	$-
Vested and expected to vest as of March 31, 2025	2,887,197	$7.98	7.4	$-

The following table summarizes the total stock-based compensation expense included in the unaudited consolidated statements of operations for the periods presented:

	For the three months ended March 31,
	2025	2024
Research and development	$69,662	$217,819
General and administrative	171,229	556,872
Total stock-based compensation expense	$240,891	$774,691

As of March 31, 2025, total compensation cost not yet recognized related to unvested stock options was approximately $0.8 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. No options were granted during the three months ended March 31, 2025.

The following table presents the exercise price of outstanding stock options as of March 31, 2025:

Exercise price	Options outstanding

$0.01 - $8.00	1,861,499
$8.01 - $16.00	992,250
$16.01 or higher	33,448
Total	2,887,197

NOTE 6: CAPITALIZATION

a.	As of March 31, 2025 and December 31, 2024, the Company had 200,000,000 shares of common stock authorized and 16,034,444 and 12,013,901 shares issued and outstanding, respectively. As of March 31, 2025 and December 31, 2024, the Company had 5,000,000 shares of preferred stock authorized. There were no shares of preferred stock issued or outstanding as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, there were warrants outstanding to purchase an aggregate of 8,745,923 and 6,675,853 shares of common stock, respectively. As of March 31, 2025, these warrants are exercisable at a weighted average price of $4.54 and their weighted average remaining contractual term is 3.7 years.

b.	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 2,109,383 shares of common stock and warrants to purchase 2,109,383 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $1.065 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $0.94 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 147,656 shares of common stock at an exercise price of $1.175. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $0.74.

c.	On February 12, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 305,960 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 2,823,244 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $0.81722 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 10,000,000 shares of common stock comprised of (i) 305,960 commitment shares, and (ii) up to 9,694,040 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During March 2025, the Company sold 1,605,200 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.15 million, after deducting offering expenses in the amount of approximately $0.1 million.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount of such potential loss can be estimated, the Company accrues liability for the estimated loss. Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s non-cancelable operating lease as of March 31, 2025 are as follows:

Total minimum lease payments in 2025	$60,804
Less: amount representing interest	(1,292)
Present value of operating lease liability	59,512
Less: current portion	(59,512)
Operating lease liability, net of current portion	$-

The Company recognized rent expense of $25,462 in each of the three months ended March 31, 2025 and 2024. Total cash payments for the operating lease totalled $26,059 and $25,300 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 8: SEGMENT INFORMATION

The Company operates in one business segment, focusing on the development of a novel and patented systemically administered anti-cancer and anti-viral immunotherapy. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying interim consolidated statements of operations.

As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Research and development:
External research and development	$2,285,112	$780,899
Internal personnel costs	525,728	810,243
Total research and development	2,810,840	1,591,142
General and administrative	1,761,719	2,352,097
Other income, net	(40,129)	(136,562)
Net loss	$4,532,430	$3,806,677

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2025, the date of these unaudited condensed consolidated financial statements, through May 14, 2025, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the three months ended March 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (the “2024 Annual Report on Form 10-K”). The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Please also see the “Cautionary Note Regarding Forward-Looking Statements” section in the forepart of this Quarterly Report.

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

In May 2022, the U.S. Food and Drug Administration, or the FDA, allowed us to proceed under our IND for a Phase 1 clinical trial in participants with advanced solid tumors where currently approved therapies have failed. In December 2022, we initiated an open label, multi-center, dose escalation and expansion, single arm (monotherapy) Phase 1 study conducted in 2 parts. The Phase 1 study began with single dose administration and has now been followed with continuous weekly dosing of Decoy20 in tumor-specific expansion cohorts. The study is enrolling participants with any one of six advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives are to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose, the optimal biologically active and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (PK), pharmacodynamics and clinical activity. The primary endpoints of the study are incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints include the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate and duration of response.

In August 2023, we evaluated the first four participants who received a single dose of 7 x 10^7 Decoy20 in Part 1 of the Phase 1 clinical trial. All four participants who enrolled were evaluable in the first cohort. These participants experienced generally anticipated transient adverse events including hemodynamic changes such as changes in pulse or blood pressure that resolved within 30 minutes and laboratory abnormalities such as grade 1-3 elevations in transaminases (liver function tests) and grade 4 reductions in lymphocytes that generally resolved within three days. One patient had a dose-limiting toxicity of grade 3 bradycardia (slow heart rate) and grade 2 hypotension (low blood pressure) which resolved within approximately 90 minutes with i.v. fluids. Participants also experienced transient induction of over 50 different biomarkers associated with innate and adaptive anti-tumor immune responses. After the end of infusion, Decoy20 was cleared from the blood within 30 to 120 minutes. Peak cytokine and chemokine induction occurred within ~4 to 24 hours and most cytokine/chemokines returned to the patient’s respective baseline by 24-72 hours. This rapid clearance and associated transient cytokine/chemokine induction are desired to avoid prolonged toxicity, often associated with longer term cytokine exposure.

In September 2023, we began the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. The second cohort dose was a reduction from 7 x 10^7 Decoy20 dose to 3 x 10^7 Decoy20. In March 2024, we completed the second cohort of participants who received a single dose of 3 x 10^7 Decoy20 in Part 1 of the clinical trial. Participants on the second (lower dose) cohort experienced adverse events similar in frequency and severity to the higher dose cohort with one dose-limiting toxicity of grade 3 ALT elevation that required one week to resolve. Pharmacodynamic effects included transient induction of multiple biomarkers. Clearance of Decoy20 was similarly rapid. Following authorization from the Safety Review Committee, we advanced into the weekly dosing part of the trial.

In May and June 2024, we enrolled two additional participants in the first cohort who received a single dose of 7 x 10^7 Decoy20, and in August 2024 we received the authorization from the Safety Review Committee to initiate the weekly dosing with 7 x 10^7 Decoy20.

As of October 2024, we completed one month of the weekly dosing part in the first six participants at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of participants at the 3 x 10^7 Decoy20 dose. As of May 13, 2025, we have enrolled 13 participants on Decoy20 as a single dose and 32 participants in the weekly dosing among the two Decoy20 dose levels and decided to conclude enrollment in the weekly dosing and focus on the combination study of Decoy20 with Tislelizumab, as further described below. We have observed early signs of potential benefits emerging with some participants with stable disease. As expected with the mechanism of action of Decoy20, we have seen adverse events of cytokine release syndrome (CRS) in 4 participants that have resolved within 24 hours.

In October 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeOne Medicines (formerly known as BeiGene Switzerland GmbH), to advance clinical evaluation of Decoy20 in combination with BeOne’s anti-PD-1 antibody, Tislelizumab, or the BeOne Product, for the treatment of participants with advanced solid tumors, or the Combination Study. This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated tumor eradication. In March 2025, we announced the initiation of the Phase 1 Combination Study of Decoy20 with Tislelizumab.

Under the terms of the Supply Agreement, we will pay for all costs associated with the Combination Study (other than the cost of the BeOne Product), BeOne will supply the BeOne Product to us for the purposes of the study, and we will supply Decoy20 for the purposes of the Combination Study. The Supply Agreement will terminate upon the earlier of (i) the one-year anniversary of the date that we provide BeOne with the Combination Study’s final clinical study report or (ii) the date of termination of the Combination Study, subject to early termination in certain circumstances.

Impact of Macroeconomic Conditions on our Operations

Economic developments such as inflation, interest rates and tariffs have negatively affected the global financial markets and may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of current economic conditions is highly uncertain and subject to change. While it is unknown how long these conditions will last and what the complete financial effect will be to us, capital raise efforts and additional development of our technologies may be negatively affected. In addition, our business operations expose us to risks associated with public health crises and epidemics/pandemics.

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

Other Income, Net

Other income, net, includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 and the relative dollar change between the two periods.

	Three months ended
	March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$2,810,840	$1,591,142	$1,219,698	76.7%
General and administrative	1,761,719	2,352,097	(590,378)	(25.1)%

Total operating expenses	4,572,559	3,943,239	629,320	16.0%

Loss from operations	(4,572,559)	(3,943,239)	(629,320)	16.0%

Other income, net	40,129	136,562	(96,433)	(70.6)%

Net loss	$(4,532,430)	$(3,806,677)	$(725,753)	19.1%
Net loss attributable to common stockholders per share, basic and diluted	$(0.32)	$(0.45)	$0.13	(28.9)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	14,102,378	8,442,364

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2025 amounted to approximately $2.8 million, an increase of approximately $1.2 million, or approximately 76.7%, compared to approximately $1.6 million for the three months ended March 31, 2024. This increase was attributable primarily to an increase of approximately $1.5 million in costs associated with our Phase 1 clinical trial and was offset by a decrease of approximately $0.3 million in payroll and related expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 amounted to approximately $1.8 million, a decrease of approximately $0.6 million, or approximately 25.1%, compared to approximately $2.4 million for the three months ended March 31, 2024. This decrease was attributable primarily to a decrease in payroll and related expenses and in legal fees.

Other Income, Net

During the three months ended March 31, 2025, our other income, net was approximately $0.04 million, which represented a decrease of approximately $0.1 million, or approximately 70.6%, compared to approximately $0.14 million for the three months ended March 31, 2024. The other income generated in the period consists primarily of income earned on our cash and cash equivalent accounts, the balances of which were lower during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In February 2025, we entered into a SEPA with Yorkville pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the SEPA. Upon execution of the SEPA, we issued to Yorkville 305,960 commitment shares. During March 2025, we sold 1,605,200 shares of our common stock under the SEPA for aggregate SEPA for aggregate net proceeds of approximately $1.15 million, after deducting offering expenses in the amount of approximately $0.1 million.

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

As of the date of the issuance of this Quarterly Report and based on our current operating plan, we will need to obtain additional capital to fund our ongoing activities beyond the second quarter of 2025. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $5.0 million for the three months ended March 31, 2025, compared with net cash used in operating activities of approximately $3.9 million for the three months ended March 31, 2024. The increase in net cash used was primarily attributable to an increase in our research and development activities which were mostly related to our Phase 1 clinical trial.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $3.2 million, which was provided by the issuance and sale of our common stock and warrants in the January 2025 offering and by the issuance and sale of our common stock under the SEPA. Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $0.3 million, which was provided by the issuance and sale of our common stock under the ATM Agreement.

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

As of the date of the issuance of this Quarterly Report and based on our current operating plan, we will need to obtain additional capital to fund our ongoing activities beyond the second quarter of 2025. In May 2025, we began implementing a cost-reduction plan that includes a focus on the Combination Study, the elimination of non-essential expenses and accepted a voluntary temporary reduction of the base salaries of certain officers and temporary elimination of board fees.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on March 31, 2025 were approximately $0.06 million and are due in the next twelve months. For additional details regarding our lease, see Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed, including the use of estimates, are presented in the notes to our annual financial statements included in our 2024 Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 Annual Report on Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU will require entities to provide enhanced disclosures, in a tabular format, related to certain expense categories included in the statement of operations. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on the related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 13, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Indaptus Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer
(Principal Financial and Accounting Officer)

