Form 10-Q
period 2025-06-30
Indaptus Therapeutics, Inc.
filed 2025-08-13
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s common stock outstanding as of August 12, 2025 was 1,106,529.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our product candidates’ development, including the timing and design of the Phase 1 clinical trial of Decoy20 and our combination study; our expectations regarding the recommended Phase 2 dose for subsequent multi-dosing and combination studies and related timing; the anticipated effects of our product candidates; our plans to develop and commercialize our product candidates; the market potential and treatment potential of our product candidates, including Decoy20; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities and our ability to continue as a going concern; the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity.

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

iii

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

iv

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,157,701	$5,786,753
Prepaid expenses and other current assets	255,357	831,577

Total current assets	6,413,058	6,618,330

Non-current assets:
Right-of-use asset	33,577	82,175
Other assets - deposits to third parties	392,572	638,251

Total non-current assets	426,149	720,426

Total assets	$6,839,207	$7,338,756

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and other current liabilities	$1,975,687	$3,309,717
Operating lease liability, current portion	34,373	84,164
Fair value of convertible promissory notes (Note 7)	6,502,503	-

Total current liabilities	8,512,563	3,393,881

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 604,963 shares issued and outstanding as of June 30, 2025 and 428,799 shares issued and outstanding as of December 31, 2024*	6,050	4,288
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding	-	-
Additional paid in capital*	68,521,126	64,379,770
Accumulated deficit	(70,200,532)	(60,439,183)

Total stockholders’ equity (deficit)	(1,673,356)	3,944,875

Total liabilities and stockholders’ equity (deficit)	$6,839,207	$7,338,756

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,167,114	$1,713,973	$4,977,954	$3,305,115
General and administrative	2,289,649	2,394,912	4,051,368	4,747,009

Total operating expenses	4,456,763	4,108,885	9,029,322	8,052,124

Loss from operations	(4,456,763)	(4,108,885)	(9,029,322)	(8,052,124)

Other income, net	15,547	93,618	55,676	230,180
Change in fair value of convertible promissory notes	(787,703)	-	(787,703)	-

Net loss	$(5,228,919)	$(4,015,267)	$(9,761,349)	$(7,821,944)

Net loss available to common stockholders per share of common stock, basic and diluted*	$(9.09)	$(13.16)	$(18.09)	$(25.79)

Weighted average number of shares used in calculating net loss per share, basic and diluted*	574,923	305,140	539,538	303,336

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional paid in	Accumulated
	Shares*	Amount*	Capital*	deficit	Total

Balance, January 1, 2024	300,037	$3,000	$57,490,654	$(45,417,156)	$12,076,498
Stock-based compensation	-	-	774,691	-	774,691
Issuance of shares of common stock, net of issuance costs	4,920	49	315,998	-	316,047
Net loss	-	-	-	(3,806,677)	(3,806,677)

Balance, March 31, 2024	304,957	$3,049	$58,581,343	$(49,223,833)	$9,360,559

Stock-based compensation	-	-	782,852	-	782,852
Issuance of shares of common stock, net of issuance costs	505	5	38,059	-	38,064
Net loss	-	-	-	(4,015,267)	(4,015,267)
Balance, June 30, 2024	305,462	$3,054	$59,402,254	$(53,239,100)	$6,166,208

Balance, January 1, 2025	428,799	$4,288	$64,379,770	$(60,439,183)	$3,944,875

Stock-based compensation	-	-	240,891	-	240,891
Issuance of shares of common stock and warrants, net of issuance costs (Note 6b)	75,335	754	1,985,990	-	1,986,744
Issuance of shares of common stock, net of issuance costs (Note 6c)	57,328	573	1,159,078	-	1,159,651
Issuance of commitment shares (Note 6c)	10,927	109	(109)	-	-
Net loss	-	-	-	(4,532,430)	(4,532,430)

Balance, March 31, 2025	572,389	$5,724	$67,765,620	$(64,971,613)	$2,799,731
Issuance of shares of common stock, net of issuance costs (Note 6c)	32,574	326	574,743	-	575,069
Stock-based compensation	-	-	180,763	-	180,763
Net loss	-	-	-	(5,228,919)	(5,228,919)
Balance, June 30, 2025	604,963	$6,050	$68,521,126	$(70,200,532)	$(1,673,356)

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,761,349)	$(7,821,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	735
Stock-based compensation	421,654	1,557,543
Change in fair value of convertible promissory notes	787,703	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	821,899	696,430
Accounts payable and other current liabilities	(1,334,030)	(847,502)
Operating lease right-of-use asset and liability, net	(1,193)	325
Net cash used in operating activities	(9,065,316)	(6,414,413)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	5,714,800	-
Proceeds from issuance of shares of common stock and warrants	4,057,719	375,588
Issuance costs	(336,255)	(21,477)
Net cash provided by financing activities	9,436,264	354,111

Net increase (decrease) in cash and cash equivalents	370,948	(6,060,302)

Cash and cash equivalents at beginning of period	5,786,753	13,362,053

Cash and cash equivalents at end of period	$6,157,701	$7,301,751

Noncash investing and financing activities
Issuance of commitment shares*	$109	-

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the six-month period ended June 30, 2025, the Company incurred a net loss of approximately $9.8 million, and as of June 30, 2025, the Company had an accumulated deficit of approximately $70.2 million. In addition, during the six-month period ended June 30, 2025, the Company used approximately $9.1 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it has adequate cash to fund its ongoing activities into the fourth quarter of 2025 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. In February 2025, the Company entered into a Standby Equity Purchase Agreement pursuant to which the Company has the right, but not the obligation, to sell up to $20.0 million of the Company’s common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement (the “SEPA”). During the six-month period ended June 30, 2025, the Company raised under the SEPA net proceeds of approximately $1.75 million, after deducting offering expenses in the amount of approximately $0.1 million. For more details, see Note 6(c). In June 2025, the Company raised total gross proceeds of approximately $5.7 million through the issuance of convertible notes. Placement agent fees and other offering-related expenses totaled approximately $0.8 million. For more details, see Note 7. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Reverse Split

On June 26, 2025, the Company effected a 1-for-28 reverse stock split of its common stock with the Company’s shares and began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025, which resulted in the Company regaining compliance with the Nasdaq minimum bid price requirement. As a result of the reverse stock split, every 28 shares of outstanding common stock was combined into one share of common stock. The reverse stock split decreased the Company’s outstanding common stock from 16,946,528 shares to 604,963 shares as of that date. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025, and the consolidated results of operations and changes in stockholders’ equity for the three- and six-month periods ended June 30, 2025 and 2024 and cash flows for the six-month periods ended June 30, 2025 and 2024.

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

The results for the six-month period ended June 30, 2025, are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

The following number of stock options and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024
Outstanding stock options	102,569	86,451	102,842	84,575
Warrants	312,354	110,385	306,861	110,385

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

Fair Value Measurement

ASC 820, Fair Value Measurements, (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of June 30, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

Convertible notes

The Company issued convertible notes during the six months ended June 30, 2025 and elected to account for the debt at fair value. Such fair value measurements are categorized within Level 3 of the fair value hierarchy. The changes in the fair value of the debt are recognized in other income (expense) for each reporting period. For more details, see Note 7.

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2025:

Convertible notes
Fair value, January 1, 2025	$-
Additions	5,714,800
Change in fair value	787,703
Fair value, June 30, 2025	$6,502,503

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$83,698	$506,489
Prepaid research and development	2,700	150,000
Other prepaid expenses	168,959	175,088
Total prepaid expenses and other current assets	$255,357	$831,577

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$618,515	$870,229
Accrued employee costs	85,887	1,371,498
Accrued professional fees	83,680	72,054
Accrued research and development	1,103,446	860,958
Accrued board fees	58,876	117,750
Other accrued expenses	25,283	17,228
Total accounts payable and other current liabilities	$1,975,687	$3,309,717

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

A summary of the stock option activity during the period ended June 30, 2025, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2025	103,114	$225.68	7.6	$-
Granted	3,301	$9.24	-	$4,258
Forfeited and cancelled	(1,749)	$-	-	$-
Outstanding as of June 30, 2025	104,666	$125.42	7.3	$4,258
Exercisable as of June 30, 2025	76,579	$158.51	6.7	$-
Vested and expected to vest as of June 30, 2025	104,666	$125.42	7.3	$4,258

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Research and development	$59,867	$221,661	$129,529	$439,480
General and administrative	120,896	561,191	292,125	1,118,063
Total stock-based compensation expense	$180,763	$782,852	$421,654	$1,557,543

As of June 30, 2025, total compensation cost not yet recognized related to unvested stock options was approximately $0.6 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the six months ended June 30, 2025, are presented in the table below. The weighted average fair value of stock options granted during the six months ended June 30, 2025 was $8.14 per share.

2025
Exercise price	$9.24
Expected term (in years)	5.5
Volatility	128.4%
Risk free rate	4.1%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of June 30, 2025:

Exercise price	Options outstanding

$0.01 - $80.00	56,047
$80.01 or higher	48,619
Total	104,666

NOTE 6: CAPITALIZATION

a.	As of June 30, 2025 and December 31, 2024, the Company had 200,000,000 shares of common stock authorized and 604,963 and 428,799 shares issued and outstanding, respectively. As of June 30, 2025 and December 31, 2024, the Company had 5,000,000 shares of preferred stock authorized. There were no shares of preferred stock issued or outstanding as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, there were warrants outstanding to purchase an aggregate of 312,354 and 238,423 shares of common stock, respectively. As of June 30, 2025, these warrants were exercisable at a weighted average price of $127.05 and their weighted average remaining contractual term was 3.5 years.

b.	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $20.72.

c.	On February 12, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During the first six months of 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.75 million, after deducting offering expenses in the amount of approximately $0.1 million.

NOTE 7: CONVERTIBLE PROMISSORY NOTES

In June 2025, the Company entered into securities purchase agreements with certain investors, including the chief executive officer of the Company, for the offering in a private placement of convertible promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million and warrants to purchase shares of common stock.

The Notes bore interest at the rate of 6% per year and mature on July 28, 2026. The Notes were convertible, together with accrued interest, into shares of the Company’s common stock on the date which is the earlier of (i) the date that is 30 days from the effectiveness of a reverse split effected by the Company on Nasdaq (i.e. July 27, 2025), and (ii) the one-year anniversary from the issuance of the Notes.

On July 27, 2025, the Notes automatically converted into an aggregate of 501,566 shares of the Company’s common stock, par value $0.01 per share, at a conversion price of $8.3024 per share, which represented 80% of the average Nasdaq closing price of the Company’s common stock for the five trading days immediately preceding and including the conversion date, subject to a maximum conversion price of $11.20 per share. In addition, for investors whose conversions would have exceeded ownership limits of 4.99% or 9.99%, the Company issued pre-funded warrants to purchase an aggregate of 190,795 shares of common stock which represent the portion that would otherwise exceed the applicable threshold. The pre-funded warrants have substantially the same terms as the July 2025 Warrants (as defined below), except they are exercisable at $0.01 per share and do not have an expiration date.

In connection with the automatic conversion of the Notes, the Company also issued to investors in the offering warrants to purchase an aggregate of 1,384,722 shares of common stock (the “July 2025 Warrants”). The July 2025 Warrants are exercisable at a price of $8.3024 per share and have a term of five years, expiring on July 27, 2030.

Placement agent fees and other offering-related expenses, totaling approximately $0.8 million, were recognized as general and administrative expenses in the statement of operations. In addition, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 83,083 shares of common stock at an exercise price of $8.3024. The placement agent warrants have substantially the same terms as the July 2025 Warrants, except they include a cashless exercise feature and expire on the fifth anniversary of the issuance date.

The Company made an irrevocable election to measure the Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. As of June 30, 2025, the fair value of the Notes was $6.5 million based on total principal and accrued interest of approximately $5.7 million and an estimated conversion price of $9.27 based on 80% of the average closing price of the common stock for the five days prior to June 30, 2025. Accordingly, the Company recognized an increase in the fair value of the Notes of approximately $0.8 million during the three and six months ended June 30, 2025.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s non-cancelable operating lease as of June 30, 2025 were as follows:

Total minimum lease payments in 2025	$34,745
Less: amount representing interest	(372)
Present value of operating lease liability	34,373
Less: current portion	(34,373)
Operating lease liability, net of current portion	$-

The Company recognized rent expense of $50,924 in each of the six months ended June 30, 2025 and 2024 respectively. The Company recognized rent expense of $25,462 during each of the three months ended June 30, 2025 and 2024, respectively. Total cash payments for the operating lease totaled $52,117 and $50,600 during the six months ended June 30, 2025 and 2024, respectively.

NOTE 9: SEGMENT INFORMATION

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

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the periods presented:

	Three months ended		Six months ended
	June 30		June 30
	2025	2024	2025	2024
Research and development:
External research and development	$1,687,877	$923,864	$4,003,989	$1,704,764
Internal personnel costs	479,237	790,109	973,965	1,600,351
Total research and development	2,167,114	1,713,973	4,977,954	3,305,115
General and administrative	2,289,649	2,394,912	4,051,368	4,747,009
Other income, net	(15,547)	(93,618)	(55,676)	(230,180)
Change in fair value of convertible promissory notes	787,703	-	787,703	-
Net loss	$5,228,919	$4,015,267	$9,761,349	$7,821,944

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2025, the date of these unaudited condensed consolidated financial statements, through August 13, 2025, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the six months ended June 30, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements except for the conversion of the Notes on July 27, 2025 and the related issuance of the July 2025 Warrants and placement agent warrants, as described in Note 7 above. As a result of the conversion of the Notes on July 27, 2025, the Company classified the fair value of the Notes from current liabilities to shareholders’ equity. Therefore, as of the date hereof, the Company believes that it satisfies the minimum shareholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market.

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

All information in this Quarterly Report relating to shares or price per share reflects the 1-for-28 reverse stock split effected by us on June 26, 2025 which began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025.

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

In August 2023, we evaluated the first four participants who received a single dose of 7 x 10^7 Decoy20 in Part 1 of the Phase 1 clinical trial. All four participants who enrolled were evaluable in the first cohort. These participants experienced generally anticipated transient adverse events including hemodynamic changes such as changes in pulse or blood pressure that resolved within 30 minutes and laboratory abnormalities such as grade 1-3 elevations in transaminases (liver function tests) and grade 4 reductions in lymphocytes that generally resolved within three days. One participant had a dose-limiting toxicity of grade 3 bradycardia (slow heart rate) and grade 2 hypotension (low blood pressure) which resolved within approximately 90 minutes with i.v. fluids. Participants also experienced transient induction of over 50 different biomarkers associated with innate and adaptive anti-tumor immune responses. After the end of infusion, Decoy20 was cleared from the blood within 30 to 120 minutes. Peak cytokine and chemokine induction occurred within ~4 to 24 hours and most cytokine/chemokines returned to the participant’s respective baseline by 24-72 hours. This rapid clearance and associated transient cytokine/chemokine induction are desired to avoid prolonged toxicity, often associated with longer term cytokine exposure.

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

As of October 2024, we completed one month of the weekly dosing part in the first six participants at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of participants at the 3 x 10^7 Decoy20 dose. By May 2025, we had enrolled 13 participants on Decoy20 as a single dose and 32 participants in the weekly dosing among the two Decoy20 dose levels. In May 2025, we decided to conclude enrollment in the weekly dosing and focus on the combination study of Decoy20 with Tislelizumab, as further described below. We have observed early signs of potential benefits emerging with some participants with stable disease. As expected with the mechanism of action of Decoy20, we have seen adverse events of cytokine release syndrome (CRS) in 6 participants that have resolved within 24-72 hours.

In October 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeOne Medicines (formerly known as BeiGene Switzerland GmbH), to advance clinical evaluation of Decoy20 in combination with BeOne’s anti-PD-1 antibody, Tislelizumab, or the BeOne Product, for the treatment of participants with advanced solid tumors, or the Combination Study. This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated tumor eradication. In June 2025 we announced the dosing of the first participant in the Combination Study and by August 2025 we had enrolled 6 participants, and we have seen one related serious adverse event of CRS in 1 participant that has resolved within 72 hours. The Combination Study will assess safety, dose optimization, and early signs of anti-tumor activity in participants with advanced solid tumors, previously treated with a checkpoint inhibitor or with tumors typically unresponsive to checkpoint inhibitors.

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

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income and gain and loss that are incidental to the core operations of the Company.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following tables set forth our results of operations for the three months ended June 30, 2025 and 2024 and the relative dollar change between the two periods.

	Three months ended
	June 30,		Change
	2025	2024	($)%
Operating expenses:
Research and development	$2,167,114	$1,713,973	$453,141	26.4%
General and administrative	2,289,649	2,394,912	(105,263)	(4.4)%

Total operating expenses	4,456,763	4,108,885	347,878	8.5%

Loss from operations	(4,456,763)	(4,108,885)	(347,878)	8.5%

Other income, net	15,547	93,618	(78,071)	(83.4)%
Change in fair value of convertible promissory notes	(787,703)	-	(787,703)	-

Net loss	$(5,228,919)	$(4,015,267)	$(1,213,652)	30.2%
Net loss attributable to common stockholders per share, basic and diluted	$(9.09)	$(13.16)	$4.07	(30.9)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	574,923	305,140

Research and Development Expenses

Research and development expenses were approximately $2.2 million for the three months ended June 30, 2025, compared to approximately $1.7 million for the three months ended June 30, 2024, representing an increase of approximately $0.5 million, or 26.4%. The increase was primarily driven by higher clinical trial costs of approximately $0.8 million related to our ongoing Phase 1 study. This increase was partially offset by a decrease of approximately $0.3 million in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses were approximately $2.3 million for the three months ended June 30, 2025, compared to approximately $2.4 million for the three months ended June 30, 2024, representing a decrease of approximately $0.1 million, or 4.4%. The decrease was primarily attributable to a reduction of approximately $0.9 million in stock-based compensation, payroll and related expenses, legal fees, and investor relations costs. This decrease was partially offset by an increase of approximately $0.8 million in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025.

Other Income, Net

During the three months ended June 30, 2025, our other income, net was approximately $0.015 million, which represented a decrease of approximately $0.078 million, or approximately 83.4%, compared to approximately $0.093 million for the three months ended June 30, 2024. The other income generated in the period consists primarily of income earned on our cash and cash equivalent accounts, the balances of which were lower during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following tables set forth our results of operations for the six months ended June 30, 2025 and 2024 and the relative dollar change between the two periods.

	Six months ended
	June 30,		Change
	2025	2024	($)%
Operating expenses:
Research and development	$4,977,954	$3,305,115	$1,672,839	50.6%
General and administrative	4,051,368	4,747,009	(695,641)	(14.7)%

Total operating expenses	9,029,322	8,052,124	977,198	12.1%

Loss from operations	(9,029,322)	(8,052,124)	(997,198)	12.1%

Other income, net	55,676	230,180	(174,504)	(75.8)%
Change in fair value of convertible promissory notes	(787,703)	-	(787,703)	-

Net loss	$(9,761,349)	$(7,821,944)	$(1,939,405)	24.8%
Net loss attributable to common stockholders per share, basic and diluted	$(18.09)	$(25.79)	$7.70	(29.9)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	539,538	303,336

Research and Development Expenses

Research and development expenses were approximately $5.0 million for the six months ended June 30, 2025, compared to approximately $3.3 million for the six months ended June 30, 2024, representing an increase of approximately $1.7 million, or 50.6%. The increase was primarily driven by higher clinical trial costs of approximately $2.3 million related to our ongoing Phase 1 study. This increase was partially offset by a decrease of approximately $0.6 million in payroll and related expenses.

General and Administrative Expenses

General and administrative expenses were approximately $4.0 million for the six months ended June 30, 2025, compared to approximately $4.7 million for the six months ended June 30, 2024, representing a decrease of approximately $0.7 million, or 14.7%. The decrease was primarily attributable to a reduction of approximately $1.5 million in stock-based compensation, payroll and related expenses, legal fees, and investor relations costs. This decrease was partially offset by an increase of approximately $0.8 million in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025.

Other Income, Net

During the six months ended June 30, 2025, our other income, net was approximately $0.055 million, which represented a decrease of approximately $0.175 million, or approximately 75.8%, compared to approximately $0.230 million for the six months ended June 30, 2024. The other income generated in the period consists primarily of income earned on our cash and cash equivalent accounts, the balances of which were lower during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2025, we completed a private placement (the “June 2025 Financing”) of convertible notes to certain investors, including our Chief Executive Officer, which automatically converted in July 2025 into 501,566 shares of our common stock and pre-funded warrants to purchase 190,795 shares of our common stock at a conversion price of $8.302 per share. In connection with the offering, we also issued to the investors warrants to purchase 1,384,722 shares of our common stock, exercisable at $8.302 per share and expiring on July 27, 2030. The total gross proceeds were approximately $5.7 million and placement agent fees and other offering expenses were approximately $0.8 million.

In February 2025, we entered into a SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36 months period, subject to the restrictions and satisfaction of the conditions in the SEPA. Upon execution of the SEPA, we issued to Yorkville 10,927 commitment shares. During the first six months of 2025, we sold 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.75 million, after deducting offering expenses in the amount of approximately $0.1 million.

In January 2025, we completed a private placement (the “January 2025 Financing”) for the sale and issuance by us of an aggregate of: (i) 75,335 shares of our common stock and (ii) warrants to purchase 75,335 shares of common stock. The shares and warrants were sold on a combined basis for consideration of $29.82 for one share and one warrant for aggregate gross proceeds of approximately $2.25 million.

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock, par value $0.01 per share, for aggregate gross proceeds of up to $3.7 million. The issuance and sale of common stock by us under the ATM Agreement is being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022. In 2024, we sold 5,428 shares of our common stock for aggregate gross proceeds of approximately $0.4 million. On August 6, 2024, we filed a prospectus supplement to reduce the amount of shares registered under the prospectus for the ATM to $0.00 and to suspend the ATM program, but the ATM Agreement remains in full force and effect.

We believe that our cash and cash equivalents of approximately $6.2 million that we had as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025 based on our current operating plan. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $9.1 million for the six months ended June 30, 2025, compared with net cash used in operating activities of approximately $6.4 million for the six months ended June 30, 2024. The increase in net cash used was primarily attributable to an increase in our research and development activities which were mostly related to our Phase 1 clinical trial and an increase in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $9.4 million, which was provided by the issuance and sale of our common stock and warrants in the January 2025 Financing, the issuance and sale of our common stock under the SEPA and the issuance of convertible notes and warrants in the June 2025 Financing. Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $0.4 million, which was provided by issuance and sale of our common stock under the ATM Agreement.

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

We believe that our existing cash and cash equivalents as of June 30, 2025 are adequate to fund our ongoing activities into the fourth quarter of 2025 based on our current operating plan. In addition, in May 2025, we began implementing a cost-reduction plan that included a focus on the Combination Study, the elimination of non-essential expenses, and accepted a voluntary temporary reduction of the base salaries of certain officers and temporary elimination of board fees.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. The total future payments for our operating lease obligation on June 30, 2025 was approximately $0.03 million and are due in the next twelve months. For additional details regarding our lease, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 Annual Report on Form 10-K. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated June 26, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025)
3.4	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

