Form 10-Q
period 2025-09-30
Indaptus Therapeutics, Inc.
filed 2025-11-12
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

The number of shares of the Registrant’s common stock outstanding as of November 11, 2025 was 1,751,163.

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

SUMMARY RISK FACTORS

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

ii

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involves lengthy and expensive processes with uncertain outcomes. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

●	We expect to continue to incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.

●	We rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.

●	We currently rely on third parties for the manufacture of our product candidates during clinical development and expect to continue to rely on third parties for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or potential commercialization efforts.

●	The successful commercialization of Decoy20 or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

●	Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Decoy20 and any future product candidates and may affect the prices we may set.

●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than our product candidates, our commercial opportunity may be adversely affected.

●	Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

iii

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

iv

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,825,639	$5,786,753
Prepaid expenses and other current assets	613,354	831,577

Total current assets	6,438,993	6,618,330

Non-current assets:
Right-of-use asset	8,487	82,175
Other assets - deposits to third parties	392,572	638,251

Total non-current assets	401,059	720,426

Total assets	$6,840,052	$7,338,756

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$2,225,639	$3,309,717
Operating lease liability, current portion	8,686	84,164

Total current liabilities	2,234,325	3,393,881

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,641,920 shares issued and outstanding as of September 30, 2025 and 428,799 shares issued and outstanding as of December 31, 2024*	16,420	4,288
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding	-	-
Additional paid in capital*	77,764,956	64,379,770
Accumulated deficit	(73,175,649)	(60,439,183)

Total stockholders’ equity	4,605,727	3,944,875

Total liabilities and stockholders’ equity	$6,840,052	$7,338,756

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,517,723	$1,466,037	$6,495,677	$4,771,152
General and administrative	1,130,764	1,676,020	5,182,132	6,423,029

Total operating expenses	2,648,487	3,142,057	11,677,809	11,194,181

Loss from operations	(2,648,487)	(3,142,057)	(11,677,809)	(11,194,181)

Other income, net	39,088	73,021	94,764	303,201
Change in fair value of convertible promissory notes	(365,718)	-	(1,153,421)	-

Net loss	$(2,975,117)	$(3,069,036)	$(12,736,466)	$(10,890,980)

Net loss available to common stockholders per share of common stock, basic and diluted*	$(2.98)	$(9.04)	$(18.48)	$(34.53)

Weighted average number of shares used in calculating net loss per share, basic and diluted*	997,038	339,659	689,174	315,451

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional paid in	Accumulated
	Shares*	Amount*	Capital*	deficit	Total

Balance, January 1, 2024	300,037	$3,000	$57,490,654	$(45,417,156)	$12,076,498
Stock-based compensation	-	-	774,691	-	774,691
Issuance of shares of common stock, net of issuance costs	4,920	49	315,998	-	316,047
Net loss	-	-	-	(3,806,677)	(3,806,677)

Balance, March 31, 2024	304,957	3,049	58,581,343	(49,223,833)	9,360,559

Stock-based compensation	-	-	782,852	-	782,852
Issuance of shares of common stock, net of issuance costs	505	5	38,059	-	38,064
Net loss	-	-	-	(4,015,267)	(4,015,267)

Balance, June 30, 2024	305,462	3,054	59,402,254	(53,239,100)	6,166,208

Stock-based compensation	-	-	444,184	-	444,184
Issuance of shares of common stock and warrants, net of issuance costs	58,708	587	2,461,383	-	2,461,970
Net loss	-	-	-	(3,069,036)	(3,069,036)
Balance, September 30, 2024	364,170	$3,641	$62,307,821	$(56,308,136)	$6,003,326

Balance, January 1, 2025	428,799	$4,288	$64,379,770	$(60,439,183)	$3,944,875
Stock-based compensation	-	-	240,891	-	240,891
Issuance of shares of common stock and warrants, net of issuance costs (Note 6b)	75,335	754	1,985,990	-	1,986,744
Issuance of shares of common stock, net of issuance costs (Note 6c)	57,328	573	1,159,078	-	1,159,651
Issuance of commitment shares (Note 6c)	10,927	109	(109)	-	-
Net loss	-	-	-	(4,532,430)	(4,532,430)

Balance, March 31, 2025	572,389	5,724	67,765,620	(64,971,613)	2,799,731

Issuance of shares of common stock, net of issuance costs (Note 6c)	32,574	326	574,743	-	575,069
Stock-based compensation	-	-	180,763	-	180,763
Net loss	-	-	-	(5,228,919)	(5,228,919)

Balance, June 30, 2025	604,963	6,050	68,521,126	(70,200,532)	(1,673,356)

Issuance of common stock and warrants upon conversion of promissory notes, net of issuance costs (Note 7)	501,566	5,016	6,854,625	-	6,859,641
Exercise of pre-funded warrants	15,391	154	-	-	154
Issuance of shares of common stock, net of issuance costs (Note 6d)	520,000	5,200	2,238,591	-	2,243,791
Stock-based compensation	-	-	150,614	-	150,614
Net loss	-	-	-	(2,975,117)	(2,975,117)
Balance, September 30, 2025	1,641,920	$16,420	$77,764,956	$(73,175,649)	$4,605,727

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,736,466)	$(10,890,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	735
Stock-based compensation	572,268	2,001,727
Change in fair value of convertible promissory notes	1,153,421	-
Changes in operating assets and liabilities:
Prepaid expenses and other current and non- current assets	463,902	634,419
Accounts payable and other current liabilities	(1,084,078)	(673,829)
Operating lease right-of-use asset and liability, net	(1,790)	487
Net cash used in operating activities	(11,632,743)	(8,927,441)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	5,714,800	-
Proceeds from issuance of shares of common stock and warrants	6,396,888	3,375,590
Proceeds from exercise of pre-funded warrants	154	-
Issuance costs	(440,213)	(429,516)
Net cash provided by financing activities	11,671,629	2,946,074

Net increase (decrease) in cash and cash equivalents	38,886	(5,981,367)

Cash and cash equivalents at beginning of period	5,786,753	13,362,053

Cash and cash equivalents at end of period	$5,825,639	$7,380,686

Noncash investing and financing activities
Transaction costs in accounts payable and other current liabilities	$-	$129,993
Settlement of convertible promissory notes	$6,868,221	$-
Issuance of commitment shares*	$109	$-

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the nine-month period ended September 30, 2025, the Company incurred a net loss of approximately $12.7 million, and as of September 30, 2025, the Company had an accumulated deficit of approximately $73.2 million. In addition, during the nine-month period ended September 30, 2025, the Company used approximately $11.6 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as clinical trials and commercialization of the Company’s product candidates will require significant additional financing. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it has adequate cash to fund its ongoing activities into the first quarter of 2026 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into collaborations, strategic alliances, or license agreements with third parties and/or additional public or private debt and equity financing. In February 2025, the Company entered into a Standby Equity Purchase Agreement pursuant to which the Company has the right, but not the obligation, to sell up to $20 million of the Company’s common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement (the “SEPA”). During the nine-month period ended September 30, 2025, the Company raised under the SEPA net proceeds of approximately $1.75 million, after deducting offering expenses in the amount of approximately $0.1 million. For more details, see Note 6(c). In June 2025, the Company raised total gross proceeds of approximately $5.7 million through the issuance of convertible notes. Placement agent fees and other offering-related expenses totaled approximately $0.8 million. For more details, see Note 7. In September 2025, the Company raised total gross proceeds of approximately $2.34 million through its At The Market Offering Agreement (“ATM Agreement”). For more details, see Note 6(d). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Reverse Split

On June 26, 2025, the Company effected a 1-for-28 reverse stock split of its common stock with the Company’s shares and began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025, which resulted in the Company regaining compliance with the Nasdaq minimum bid price requirement. As a result of the reverse stock split, every 28 shares of outstanding common stock were combined into one share of common stock. The reverse stock split decreased the Company’s outstanding common stock from 16,946,528 shares to 604,963 shares as of that date. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. All share and per share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, and the consolidated results of operations and changes in stockholders’ equity for the three- and nine-month periods ended September 30, 2025 and 2024 and cash flows for the nine-month periods ended September 30, 2025 and 2024.

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

The results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive.

The following number of stock options, pre-funded warrants and warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Outstanding stock options	104,568	88,852	103,297	69,827
Pre-funded warrants	136,282	-	45,594	-
Warrants	1,360,786	144,578	659,481	110,385

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

As of September 30, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

Convertible notes

The Company issued convertible notes during the nine months ended September 30, 2025 and elected to account for the debt at fair value. Such fair value measurements are categorized within Level 3 of the fair value hierarchy. The changes in the fair value of the convertible notes are recognized separately in the statement of operations for each reporting period. For more details, see Note 7.

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the three and nine months ended September 30, 2025:

Convertible promissory notes
Fair value, January 1, 2025	$-
Additions	5,714,800
Change in fair value	1,153,421
Conversion of promissory notes into shares and warrants	(6,868,221)
Fair value, September 30, 2025	$-

Convertible promissory notes
Fair value, July 1, 2025	$6,502,503
Change in fair value	365,718
Conversion of promissory notes into shares and warrants	(6,868,221)
Fair value, September 30, 2025	$-

Recently issued accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU will require entities to provide enhanced disclosures, in a tabular format, related to certain expense categories included in the statement of operations. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$504,325	$506,489
Prepaid research and development	900	150,000
Other prepaid expenses	108,129	175,088
Total prepaid expenses and other current assets	$613,354	$831,577

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$707,420	$870,229
Accrued employee costs	43,389	1,371,498
Accrued professional fees	62,656	72,054
Accrued research and development	1,358,464	860,958
Accrued board fees	-	117,750
State franchise taxes payable	34,100	-
Other accrued expenses	19,610	17,228
Total accounts payable and other current liabilities	$2,225,639	$3,309,717

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

A summary of the stock option activity during the period ended September 30, 2025, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2025	103,114	$225.68	7.6	$-
Granted	3,301	$9.24	-	$-
Forfeited and cancelled	(2,019)	$-	-	$-
Outstanding as of September 30, 2025	104,396	$125.59	7.0	$-
Exercisable as of September 30, 2025	78,341	$155.99	6.4	$-
Vested and expected to vest as of September 30, 2025	104,396	$125.59	7.0	$-

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Research and development	$61,872	$108,447	$191,401	$547,927
General and administrative	88,742	335,737	380,867	1,453,800
Total stock-based compensation expense	$150,614	$444,184	$572,268	$2,001,727

As of September 30, 2025, total compensation cost not yet recognized related to unvested stock options was approximately $0.45 million, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the nine months ended September 30, 2025, are presented in the table below. The weighted average fair value of stock options granted during the nine months ended September 30, 2025 was $8.14 per share.

2025
Exercise price	$9.24
Expected term (in years)	5.5
Volatility	128.4%
Risk free rate	4.1%
Dividend yield	0%

The following table presents the exercise price of outstanding stock options as of September 30, 2025:

Exercise price	Options outstanding

$0.01 - $80.00	55,777
$80.01 or higher	48,619
Total	104,396

NOTE 6: CAPITALIZATION

	a.	As of September 30, 2025 and December 31, 2024, the Company had 200,000,000 shares of common stock authorized and 1,641,920 and 428,799 shares issued and outstanding, respectively. As of September 30, 2025 and December 31, 2024, the Company had 5,000,000 shares of preferred stock authorized. There were no shares of preferred stock issued or outstanding as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, there were warrants outstanding to purchase an aggregate of 1,780,159 and 238,423 shares of common stock, respectively. As of September 30, 2025, these warrants were exercisable at a weighted average price of $29.14 and their weighted average remaining contractual term was 4.5 years. As of September 30, 2025, there were pre-funded warrants outstanding to purchase an aggregate of 175,404 shares of common stock exercisable at $0.01 with no expiration date.

	b.	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $20.72.

	c.	On February 12, 2025, the Company entered into the SEPA with Yorkville, which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During the first nine months of 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million.

d.		On June 1, 2022, the Company entered into an ATM Agreement which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. During September 2025 the Company sold 520,000 shares of the Company’s common stock for aggregate net proceeds of approximately $2.25 million, after deducting issuance expenses in the amount of approximately $0.1 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3.

NOTE 7: CONVERTIBLE PROMISSORY NOTES

In June 2025, the Company entered into securities purchase agreements with certain investors, including the chief executive officer of the Company, for the offering in a private placement of convertible promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million and warrants to purchase shares of common stock.

The Notes bore interest at the rate of 6% per year and mature on July 28, 2026. The Notes were convertible, together with accrued interest, into shares of the Company’s common stock on the date which was the earlier of (i) the date that is 30 days from the effectiveness of a reverse split effected by the Company on Nasdaq (i.e. July 27, 2025), and (ii) the one-year anniversary from the issuance of the Notes.

On July 27, 2025, the Notes automatically converted into an aggregate of 501,566 shares of the Company’s common stock, par value $0.01 per share, at a conversion price of $8.3024 per share, which represented 80% of the average Nasdaq closing price of the Company’s common stock for the five trading days immediately preceding and including the conversion date, subject to a maximum conversion price of $11.20 per share. In addition, for investors whose conversions would have exceeded ownership limits of 4.99% or 9.99%, the Company issued pre-funded warrants to purchase an aggregate of 190,795 shares of common stock which represent the portion that would otherwise exceed the applicable threshold. The pre-funded warrants have substantially the same terms as the July 2025 Warrants (as defined below), except they are exercisable at $0.01 per share and do not have an expiration date. As of September 30, 2025, pre-funded warrants to purchase an aggregate of 15,391 shares of common stock had been exercised.

In connection with the automatic conversion of the Notes, the Company also issued to investors in the offering warrants to purchase an aggregate of 1,384,722 shares of common stock (the “July 2025 Warrants”). The July 2025 Warrants are exercisable at a price of $8.3024 per share and have a term of five years, expiring on July 27, 2030.

Placement agent fees and other offering-related expenses, totaling approximately $0.8 million, were recognized as general and administrative expenses in the statement of operations. In addition, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 83,083 shares of common stock at an exercise price of $8.3024. The placement agent warrants have substantially the same terms as the July 2025 Warrants, except they include a cashless exercise feature and expire on the fifth anniversary of the issuance date. The fair value of a warrant to purchase one share of common stock that was issued to the investors and the placement agent was $8.73.

The Company made an irrevocable election to measure the Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. Accordingly, the Company recognized an increase in the fair value of the Notes of approximately $1.15 million and $0.36 million during the nine and three months ended September 30, 2025, respectively. On July 27, 2025, the Company determined the fair value of the Notes immediately prior to their conversion, based on the closing share price on that date and the number of shares to be issued. Upon conversion, the Company reclassified the fair value of the Notes, approximately $6.8 million, from current liabilities to shareholders’ equity.

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

Leases

Future minimum annual lease payments and a reconciliation to the Company’s operating lease liability under the Company’s non-cancellable operating lease as of September 30, 2025 were as follows:

Total minimum lease payments in 2025	$8,686
Less: amount representing interest	-
Present value of operating lease liability	8,686
Less: current portion	(8,686)
Operating lease liability, net of current portion	$-

The Company recognized rent expense of $76,385 during the nine months ended September 30, 2025 and 2024 respectively. The Company recognized rent expense of $25,462 during each of the three months ended September 30, 2025 and 2024, respectively. Total cash payments for the operating lease totaled $78,176 and $75,899 during the nine months ended September 30, 2025 and 2024, respectively. The lease expired on October 31, 2025.

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

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the periods presented:

	Three months ended		Nine months ended
	September 30		September 30
	2025	2024	2025	2024
Research and development:
External research and development	$1,193,955	$839,008	$5,197,944	$2,543,772
Internal personnel costs	323,768	627,029	1,297,733	2,227,380
Total research and development	1,517,723	1,466,037	6,495,677	4,771,152
General and administrative	1,130,764	1,676,020	5,182,132	6,423,029
Other income, net	(39,088)	(73,021)	(94,764)	(303,201)
Change in fair value of convertible promissory notes	365,718	-	1,153,421	-
Net loss	$2,975,117	$3,069,036	$12,736,466	$10,890,980

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2025, the date of these unaudited condensed consolidated financial statements, through November 12, 2025, which represents the date the condensed consolidated financial statements were issued, for events requiring recognition or disclosure in the condensed consolidated financial statements for the nine months ended September 30, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

As of October 2024, we completed one month of the weekly dosing part in the first six participants at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of participants at the 3 x 10^7 Decoy20 dose. By May 2025, we had enrolled 13 participants on Decoy20 as a single dose and 32 participants in the weekly dosing among the two Decoy20 dose levels. In May 2025, we decided to conclude enrollment in the weekly dosing and focus on the combination study of Decoy20 with Tislelizumab, as further described below. We have observed early signs of potential benefits emerging with some participants with stable disease. As expected with the mechanism of action of Decoy20, we have seen adverse events of cytokine release syndrome (CRS) in six participants that have resolved within 24-72 hours.

In October 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeOne Medicines (formerly known as BeiGene Switzerland GmbH), to advance clinical evaluation of Decoy20 in combination with BeOne’s anti-PD-1 antibody, Tislelizumab, or the BeOne Product, for the treatment of participants with advanced solid tumors, or the Combination Study. This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated tumor eradication. By November 2025, we had enrolled six evaluable participants in the Combination Study, and we have seen one related serious adverse event of CRS in one participant that has resolved within 72 hours. Following efficacy evaluations, we had three participants who experienced disease progression and had to discontinue from the study, and we had evidence of stable disease at the first re-staging assessment in three subjects. Of the three stable disease participants, one subject developed disease progression at the next restaging assessment and has discontinued from the study; one subject continues dosing with Decoy20 alone with stable disease - this subject developed an immune-related adverse event and has not been receiving tislelizumab since the emergence of that adverse event; and the third subject continues dosing with both Decoy20 and tislelizumab with stable disease and is scheduled for further re-staging assessments. The Safety Review Committee has reviewed all available safety data from this cohort and determined that the Decoy20 and tislelizumab combination appears to be tolerable at the current dose and schedule. The Combination Study will assess safety, dose optimization, and early signs of anti-tumor activity in participants with advanced solid tumors, previously treated with a checkpoint inhibitor or with tumors typically unresponsive to checkpoint inhibitors. Currently, we have paused enrollment pending additional efficacy evaluations of the remaining participants and to further assess our next development options.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following tables set forth our results of operations for the three months ended September 30, 2025 and 2024 and the relative dollar change between the two periods.

	Three months ended
	September 30,		Change
	2025	2024	($)%
Operating expenses:
Research and development	$1,517,723	$1,466,037	$51,686	3.5%
General and administrative	1,130,764	1,676,020	(545,256)	(32.5)%

Total operating expenses	2,648,487	3,142,057	(493,570)	(15.7)%

Loss from operations	(2,648,487)	(3,142,057)	493,570	(15.7)%

Other income, net	39,088	73,021	(33,933)	(46.5)%
Change in fair value of convertible promissory notes	(365,718)	-	(365,718)	100%

Net loss	$(2,975,117)	$(3,069,036)	$93,919	3.1%
Net loss attributable to common stockholders per share, basic and diluted	$(2.98)	$(9.04)	$6.06	(67.0)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	997,038	339,659

Research and Development Expenses

Research and development expenses were approximately $1.52 million for the three months ended September 30, 2025, compared to approximately $1.47 million for the three months ended September 30, 2024, representing an increase of approximately $50,000, or 3.5%. The change was primarily driven by higher clinical trial costs of approximately $0.35 million related to our ongoing Phase 1 study. This increase was partially offset by a decrease of approximately $0.3 million in payroll and related expenses and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were approximately $1.1 million for the three months ended September 30, 2025, compared to approximately $1.7 million for the three months ended September 30, 2024, representing a decrease of approximately $0.6 million, or 32.5%. The decrease was primarily attributable to a reduction of approximately $0.7 million in stock-based compensation, payroll and related expenses, board of directors fees, investor relations costs and directors and officers insurance policy. This decrease was partially offset by an increase of approximately $0.1 million in professional fees.

Other Income, Net

During the three months ended September 30, 2025, our other income, net was approximately $0.04 million, which represented a decrease of approximately $0.03 million, or approximately 46.5%, compared to approximately $0.07 million for the three months ended September 30, 2024. The other income generated in the period consists primarily of income earned on our cash and cash equivalent accounts, the balances of which were lower during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following tables set forth our results of operations for the nine months ended September 30, 2025 and 2024 and the relative dollar change between the two periods.

	Nine months ended
	September 30,		Change
	2025	2024	($)%
Operating expenses:
Research and development	$6,495,677	$4,771,152	$1,724,525	36.1%
General and administrative	5,182,132	6,423,029	(1,240,897)	(19.3)%

Total operating expenses	11,677,809	11,194,181	483,628	4.3%

Loss from operations	(11,677,809)	(11,194,181)	(483,628)	4.3%

Other income, net	94,764	303,201	(208,437)	(68.7)%
Change in fair value of convertible promissory notes	(1,153,421)	-	(1,153,421)	100%

Net loss	$(12,736,466)	$(10,890,980)	$(1,845,486)	16.9%
Net loss attributable to common stockholders per share, basic and diluted	$(18.48)	$(34.53)	$16.05	(46.5)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	689,174	315,451

Research and Development Expenses

Research and development expenses were approximately $6.5 million for the nine months ended September 30, 2025, compared to approximately $4.8 million for the nine months ended September 30, 2024, representing an increase of approximately $1.7 million, or 36.1%. The increase was primarily driven by higher clinical trial costs of approximately $2.6 million related to our ongoing Phase 1 study. This increase was partially offset by a decrease of approximately $0.9 million in payroll and related expenses and stock-based compensation.

General and Administrative Expenses

General and administrative expenses were approximately $5.2 million for the nine months ended September 30, 2025, compared to approximately $6.4 million for the nine months ended September 30, 2024, representing a decrease of approximately $1.2 million, or 19.3%. The decrease was primarily attributable to a reduction of approximately $2.1 million in stock-based compensation, payroll and related expenses, board of directors fees, investor relations costs and directors and officers insurance policy. This decrease was partially offset by an increase of approximately $0.9 million in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025 and professional fees.

Other Income, Net

During the nine months ended September 30, 2025, our other income, net was approximately $0.1 million, which represented a decrease of approximately $0.2 million, or approximately 68.7%, compared to approximately $0.3 million for the nine months ended September 30, 2024. The other income generated in the period consists primarily of income earned on our cash and cash equivalent accounts, the balances of which were lower during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2025, we completed a private placement (the “June 2025 Financing”) of convertible notes to certain investors, including our Chief Executive Officer, which automatically converted in July 2025 into 501,566 shares of our common stock and pre-funded warrants to purchase 190,795 shares of our common stock at a conversion price of $8.302 per share. In connection with the offering, we also issued to the investors warrants to purchase 1,384,722 shares of our common stock, exercisable at $8.302 per share and expiring on July 27, 2030. The total gross proceeds were approximately $5.7 million and placement agent fees and other offering expenses were approximately $0.8 million As of the date hereof, pre-funded warrants have been exercised into an aggregate of 124,634 shares of common stock.

In February 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36 months period, subject to the restrictions and satisfaction of the conditions in the SEPA. Upon execution of the SEPA, we issued to Yorkville 10,927 commitment shares. During the first nine months of 2025, we sold 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.75 million, after deducting offering expenses in the amount of approximately $0.1 million.

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

In June 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) which was amended on September 1, 2022 with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $3.7 million. The issuance and sale of common stock by us under the ATM Agreement is currently being made pursuant to our effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. In 2024, we sold 5,428 shares of our common stock for aggregate gross proceeds of approximately $0.4 million. On September 2, 2025, we filed a prospectus supplement to increase the amount of shares registered under the prospectus for the ATM Agreement to $2.34 million. In September 2025, we sold 520,000 shares of our common stock for aggregate gross proceeds of approximately $2.34 million.

We believe that our cash and cash equivalents of approximately $5.8 million that we had as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026 based on our current operating plan. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. For additional information, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $11.6 million for the nine months ended September 30, 2025, compared with net cash used in operating activities of approximately $8.9 million for the nine months ended September 30, 2024. The increase in net cash used was primarily attributable to an increase in our research and development activities which were mostly related to our Phase 1 clinical trial and an increase in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was approximately $11.7 million, which was provided by the issuance and sale of our common stock and warrants in the January 2025 Financing, the issuance and sale of our common stock under the SEPA, the issuance of convertible notes and warrants in the June 2025 Financing and issuance and sale of our common stock under the ATM Agreement. Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $2.9 million, which was provided by issuance and sale of our common stock under the ATM Agreement and issuance and sale of our common stock and warrants in a registered direct offering and concurrent private placement that we completed in August 2024.

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

We believe that our existing cash and cash equivalents as of September 30, 2025 are adequate to fund our ongoing activities into the first quarter of 2026 based on our current operating plan. In addition, in May 2025, we began implementing a cost-reduction plan that included a focus on the Combination Study, the elimination of non-essential expenses, and accepted a voluntary temporary reduction of the base salaries of certain officers and temporary elimination of board fees. The temporary reduction of base salaries and board fees was discontinued effective November 1, 2025.

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

Contractual Obligations

Operating lease liabilities represent our commitment for future rent made under a non-cancelable lease for our offices in San Diego, CA. As of September 30, 2025, the total remaining payments under this operating lease obligation were approximately $9,000. The lease expired on October 31, 2025. For additional details regarding our lease, see Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2024 Annual Report on Form 10-K. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Indaptus Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Nir Sassi
Nir Sassi
Chief Financial Officer (Principal Financial and Accounting Officer)

