Form 10-K
period 2025-12-31
Indaptus Therapeutics, Inc.
filed 2026-03-17
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,781,886.

The number of shares of Registrant’s common stock outstanding as of March 16, 2026 was 2,242,324.

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

All information in this Annual Report relating to shares or price per share reflects the 1-for-28 reverse stock split effected by us on June 26, 2025 which began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025.

EXPLANATORY NOTE

On December 22, 2025, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with David E. Lazar, pursuant to which he agreed to purchase from the Company 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock (the “Series AAA Preferred Stock” and, together with the Series AA Preferred Stock, the “Preferred Stock”) at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder, or the Investment Transaction. The offering closed on December 23, 2025. As of the date of this Annual Report, Mr. Lazar is the beneficial owner of approximately 96.4% of common stock of the Company on an as-converted and fully-diluted basis. As part of the Investment Transaction, the Company plans to pursue a strategic transaction involving either an investment in or acquisition of an operating business, or the Target Company, referred to as the “Post-Investment Transaction.” Should such a transaction be approved and successfully finalized, the Company anticipates that combining with a Target Company will create future growth opportunities for both the Company and its stockholders. The Company is currently in the process of evaluating its strategic options for a Post-Investment Transaction. For further information, see “Recent Developments – Lazar Investment Transaction”.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: the Investment Transaction; our ability to successfully pursue our business strategy, including identifying and completing a Post-Investment Transaction; the Company’s financial condition and results of operations, including the financial impact of the Investment Transaction and related transactions and matters, our product candidates’ development; the anticipated effects of our product candidates; the market potential and treatment potential of our product candidates; our commercialization, marketing and manufacturing capabilities and strategy; our expectations about the willingness of healthcare professionals to use our product candidates; our general business strategy and the plans and objectives of management for future operations; our research and development activities and costs; our future results of operations and condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities; the impact of current macroeconomic conditions, geopolitical events and ongoing military conflicts in the Middle East and the war between Russia and Ukraine on our operations, ability to access capital, and liquidity; and any impact of a pandemic, epidemic or other future health crisis on our business.

The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report entitled “Summary Risk Factors,” Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. You should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the U.S. Securities and Exchange Commission, or the SEC, and to other materials we may furnish to the public from time to time through SEC filings.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

●	Our stockholders will experience significant dilution as a result of the issuance of shares of our common stock upon future conversion of the Preferred Stock.

●	We may fail to realize the anticipated benefits of the Investment Transaction if we are not able to identify and/or pursue a Post-Investment Transaction.

●	Our Board and management team has significantly changed in connection with the Investment Transaction and may change again if we consummate a Post-Investment Transaction.
●

As a result of an increase in the number of authorized common stock, the availability of additional authorized shares may result in greater dilution to our stockholders and/or affect the market price of our common stock.

●	Our stockholders will have significantly reduced ownership and voting power as a result of any conversion of the shares Preferred Stock.

●	Mr. Lazar has significant control and influence over our Company and corporate matters.
●	The proposed Reverse Stock Split, if effected, may not increase our stock price, and could lead to a decrease in our overall market capitalization.

●	The proposed Reverse Stock Split, if effected, may decrease the liquidity of our common stock.

●	The proposed Reverse Stock Split, if effected, may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

●	The proposed Reverse Stock Split, if effected, will result in a significant increase in our authorized common stock and may result in future dilution to our stockholders.

●	We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as going concern.

●	Given our lack of current cash flow, we will need to raise additional capital. If we are unable to raise a sufficient amount of capital when needed on acceptable terms or at all, we may be forced to delay, limit or eliminate some or all of our research programs, product development activities and commercialization efforts.

●	Raising additional capital would cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Clinical and preclinical development involves lengthy and expensive processes with uncertain outcomes. Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

●	We may expend our limited resources to pursue a limited number of research programs, product candidates and specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	We may not be able to adequately protect our proprietary or licensed technology in the marketplace.

●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

●	Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

●	The market price of our common stock is volatile and you may sustain a complete loss of your investment.

●	Risks related to Nasdaq’s proposed rule regarding minimum market value of listed securities.

PART I

Item 1. Business.

Overview

We are a clinical biotechnology company that has developed a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of four different classes of existing agents, including NSAIDs, checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology was associated with induction of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in preclinical models. In 2023, we initiated a Phase 1 clinical trial with our lead clinical candidate, Decoy20, in patients with advanced solid tumors where currently approved therapies have failed. In May 2025, we decided to conclude enrollment in the dosing of Decoy20 as a monotherapy and focus on the combination study of Decoy20 with BeOne’s anti-PD-1 antibody, Tislelizumab for the treatment of participants with advanced solid tumors, or the Combination Study. As of the date of this Annual Report on Form 10-K, we have discontinued further enrollment in the Combination Study and there are no participants remaining in the study. We do not have any current plans to initiate a new clinical trial.

Recent Developments

Lazar Investment Transaction

On December 22, 2025, we entered into the Purchase Agreement with Mr. Lazar, pursuant to which he agreed to purchase from us 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder. The offering closed on December 23, 2025.

Pursuant to the Purchase Agreement, we held a special meeting of stockholders on February 26, 2026, where the stockholders approved the following actions (i) the issuance of common stock to Mr. Lazar in compliance with the rules and regulations of Nasdaq (without regard to any limitations on conversion set forth in the applicable Certificate of Designations) upon conversion of the shares of Preferred Stock, (ii) an amendment to our amended and restated certificate of incorporation that increases the authorized shares of common stock from 200,000,000 to 1,000,000,000 shares at the discretion of the Board, (iii) an amendment to our amended and restated certificate of incorporation that permits future shareholder action by written consent of the majority of shareholders, (iv) the election of Jerome Jabbour as Class I and Matthew McMurdo as Class III directors (each a designee of Mr. Lazar) to the Board of Directors to serve until the 2028 and 2027 annual meeting of stockholders, respectively, and (v) a reverse stock split of the common stock of the Company in the range to be determined by the Board.

Each share of Series AA Preferred Stock is convertible into 20 shares of our common stock and each share of Series AAA Preferred Stock is convertible into 150 shares of common stock for a combined total of 111,000,000 shares of common stock.

In connection with the Investment Transaction, our past Board members Mr. Robert E. Martell and Ms. Hila Karah resigned from the Board and Mr. Lazar and Mr. Avraham Ben-Tzvi (a designee of Mr. Lazar) were appointed to fill the vacancies created by their resignations. Both Mr. Lazar and Mr. Ben-Tzvi currently serve as Class I directors with a term expiring at our 2028 annual meeting of stockholders. Mr. Lazar was appointed as the Chairman of the Board taking over the role held by Dr. Roger Pomerantz. However, Dr. Pomerantz continued to serve as a member of the Board of Directors. Additionally, the Board appointed David Natan, also a designee of Mr. Lazar, to the Board effective January 7, 2026 as a Class II member to serve for a term ending at the 2026 annual meeting of stockholders.

Further, pursuant to the terms of the Purchase Agreement, we entered into employment modification agreements with each of Jeffrey A. Meckler, Michael J. Newman, Ph.D., Nir Sassi and Walt A. Linscott, Esq. (collectively, the “Executive Officers”). Pursuant to the terms of the employment modification agreements, or the Modification Agreements, each of the Executive Officers agreed to remain employed in their existing roles except for Mr. Meckler who agreed to change his title to Co-Chief Executive Officer. The Executive Officers agreed to modify certain terms of their original employment agreements, granted release of claims relating to their employment, and received certain cash and equity payments at the closing of the Investment Transaction. More recently, in January of 2026, the employment agreements of Mr. Meckler and Mr. Newman were further amended whereby their salaries were reduced to $60,000 per annum. Further, pursuant to the Investment Transaction, each of the Executive Officers entered into a voting agreement, dated December 22, 2025, pursuant to which each of the Executive Officers agreed, in their capacity as stockholders of the Company, to vote all of their shares of common stock in favor of all proposals at the special meeting of stockholders held on February 26, 2026.

As indicated above, following the Investment Transaction, we plan to pursue a strategic transaction involving either an investment in or acquisition of a Target Company. Should such a transaction be approved and successfully finalized, the Company anticipates that combining with a Target Company will create future growth opportunities for both the Company and its stockholders. We are currently in the process of evaluating our strategic options for a Post-Investment Transaction.

Warrant Repricing

On February 11, 2026, we entered into warrant repricing agreements, or the Repricing Agreements, with certain holders, or the Executing Holders, of warrants to purchase an aggregate of 913,638 shares of our common stock that were originally issued in financing rounds during 2024 and 2025 (financing rounds discussed below) at exercise prices ranging from $8.30 to $47.60 (the “Executing Warrants”). Pursuant to the Repricing Agreements, we agreed to reduce the per share exercise prices of the Executing Warrants to $1.75, which is equal to the “Minimum Price” as calculated in accordance with the Nasdaq rules, or the Exercise Price Reduction. As a condition to the Exercise Price Reduction, the Executing Holders agreed to enter into a voting agreement pursuant to which the Executing Holders agreed to vote all of the shares of common stock held by the Executing Holders in favor of all proposals at the special meeting of stockholders held on February 26, 2026.

In addition, on February 11, 2026, with respect to the remaining warrants and placement agent warrants to purchase an aggregate of 762,787 shares of common stock that were issued in the same financing rounds described above, our Board of Directors unilaterally reduced their per share exercise prices to $1.75. Other than the reduction in the per share exercise price, all other terms and provisions of the warrants described above remained unchanged.

ATM Offering

In June 2022, we entered into an at-the-market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), which was amended on September 1, 2022, relating to the offer and sale of shares of our common stock having an aggregate offering price of up to $6.3 million. The issuances and sales of common stock by us under the ATM Agreement were being made pursuant to “shelf” registration statements on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022 and most recently on August 13, 2025 and declared effective on August 20, 2025. Our ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3. In September 2025, we sold 520,000 shares of our common stock for aggregate gross proceeds of approximately $2.3 million.

June 2025 Convertible Note Financing

In June 2025, we completed a private placement, or the June 2025 Financing, of convertible notes to certain investors, including our then Chief Executive Officer, Jeffrey Meckler, in the aggregate principal amount of approximately $5.7 million and warrants to purchase shares of common stock. The notes automatically converted in July 2025 into 501,566 shares of our common stock and pre-funded warrants to purchase 190,795 shares of our common stock at a conversion price of $8.30 per share. In connection with the offering, we also issued to the investors warrants to purchase 1,384,722 shares of our common stock, exercisable at $8.30 per share and expiring on July 27, 2030. The warrants issued in the June 2025 Financing were the subject of warrant repricing completed in February 2026. See “Warrant Repricing” on page 6 of this Annual Report.

Reverse Split

On June 26, 2025, we effected a 1-for-28 reverse stock split of our common stock and began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025, which resulted in our regaining compliance with Nasdaq’s minimum bid price requirement. As a result of the reverse stock split, every 28 shares of outstanding common stock were combined into one share of common stock. The reverse stock split decreased our outstanding common stock from 16,946,528 shares to 604,963 shares as of that date. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. All share and per share amounts in this annual report on Form 10-K and the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

February 2025 Equity Line

On February 12, 2025, we entered into a Standby Equity Purchase Agreement, or the SEPA with YA II PN, LTD., a Cayman Islands exempt limited company, or Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville from time to time up to $20.0 million of our common stock, during the 36 months following the execution of the Purchase Agreement, subject to the restrictions and satisfaction of the conditions in the SEPA. At our option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that we, subject to certain limitations, deliver a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. We may also specify a certain minimum acceptable price per share in each Advance. As consideration for Yorkville’s irrevocable commitment to purchase our shares, we issued to Yorkville 10,927 shares of common stock. Under the applicable rules of Nasdaq and pursuant to the SEPA, in no event may we issue or sell to Yorkville more than 100,830 shares of common stock, or the Exchange Cap, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). In addition, effective February 12, 2025, we terminated the purchase agreement that we entered into with Lincoln Park Capital Fund, LLC in December 2022. As of March 16, 2026, we sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million. Effective March 11, 2026, we terminated the SEPA with Yorkville, and the SEPA is no longer in effect.

January 2025 Financing

On January 12, 2025, we entered into securities purchase agreements, or the January 2025 Purchase Agreements, with certain institutional and accredited investors, or the January 2025 Purchasers. The January 2025 Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 75,335 shares of our common stock and (ii) warrants to purchase 75,335 shares of common stock in a private placement, or the January 2025 Warrants. The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and a January 2025 Warrant. The exercise price of the January 2025 Warrants is $26.32 per share.

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

Paulson Investment Company, LLC, or Paulson, served as the exclusive placement agent for the issuance and sale of the securities. As compensation for such placement agent services, we paid Paulson an aggregate cash fee equal to 7.0% of the gross proceeds received by us from the offering, and a non-accountable expense of $25,000. As additional compensation to Paulson, we issued to Paulson (or its designees) a warrant, or the January 2025 Placement Agent Warrants, to purchase an aggregate of 5,273 shares at an exercise price per share equal to $32.9 per share. The January 2025 Placement Agent Warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The January 2025 Warrants and the January 2025 Placement Agent Warrants were the subject of warrant repricing completed in February 2026. See “Warrant Repricing” on page 6 of this Annual Report.

November 2024 Financing

On November 22, 2024, we entered into securities purchase agreements, or the November 2024 Purchase Agreements, with certain institutional and accredited investors, or the November 2024 Purchasers. The November 2024 Purchase Agreements provide for the sale and issuance by us of an aggregate of: (i) 64,893 shares of our common stock in a registered direct offering and (ii) warrants to purchase 64,893 shares of common stock in a private placement, or the November 2024 Warrants. The shares and November 2024 Warrants were sold on a combined basis for consideration of $32.9 for one share and a November 2024 Warrant. The exercise price of the November 2024 Warrants is $29.4 per share. One of the November 2024 Purchasers was our then Chief Executive Officer, Mr. Jeffrey Meckler, who purchased 1,519 shares and November 2024 Warrants to purchase 1,519 shares, or the Affiliate Securities, at the same price and upon the same terms as the other November 2024 Purchasers.

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

Paulson served as the exclusive placement agent for the issuance and sale of the securities. As compensation for such placement agent services, we paid Paulson an aggregate cash fee equal to 7.0% of the gross proceeds received by us from the offering (excluding the Affiliate Securities), and a non-accountable expense of $25,000. As additional compensation to Paulson, we issued to the Paulson (or its designees) a warrant, or the November 2024 Placement Agent Warrants, to purchase an aggregate of 4,436 shares at an exercise price per share equal to $36.75 per share. The November 2024 Placement Agent Warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The November 2024 Warrants and the November 2024 Placement Agent Warrants were the subject of warrant repricing completed in February 2026. See “Warrant Repricing” on page 6 of this Annual Report.

August 2024 Financing

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors, including one of our officers, 58,708 shares of common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 58,708 shares of common stock, or the August 2024 Private Placement. The warrants were immediately exercisable at an exercise price of $47.60 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $51.1, resulting in gross proceeds of approximately $3.0 million, before deducting placement agent and other offering expenses in the amount of approximately $0.5 million. The warrants issued in the August 2024 Private Placement were the subject of warrant repricing completed in February 2026. See “Warrant Repricing” on page 6 of this Annual Report.

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

The oldest form of cancer immunotherapy involves the provision of decoy danger signals from bacteria. It was based on the long-standing observation of tumor regression in the setting of bacterial infection. Treatment of cancer patients with heat-killed bacteria, or Coley’s toxins, was established in 1891 and used for 70 years with significant success. For example, ≥5-year survival was reported for 45% of 432 inoperable sarcoma, lymphoma, melanoma, and carcinoma patients. Despite this success, several limitations led to the abandonment of this approach by the pharmaceutical industry. Although there was an indication that Coley’s toxins worked best when administered intravenously (i.v.), it was too toxic when given by this route, limiting the approach to local administration, which produced highly variable results. Another limitation was lack of knowledge about the mechanism of action, preventing optimization and standardization of manufacturing, leading to another source of variability in clinical response. Due to this high variability, Coley’s toxins was not grandfathered-in as an approved drug by the FDA in 1963 and was supplanted by radiation and chemotherapy, despite the fact that these more modern approaches rarely produce durable responses in advanced cancer patients. Scientists now understand the mechanism of action of Coley’s toxins. Gram-negative bacteria contain multiple immune-stimulating danger signals, including TLR agonists such as lipopolysaccharide (LPS). Bacteria and purified or mono-specific TLR agonists, including LPS derivatives, have been validated and approved for prevention and treatment of early stage cancer. However, a safe and effective TLR agonist-based approach for advanced cancer has been elusive, possibly due to limitations in the ability of intratumorally administered, mono-specific TLR agonists to induce potent, systemic anti-tumor immune responses. In addition, the intratumoral approach is not feasible with all tumor types or patients. Our hypothesis is that an effective TLR agonist-based immunotherapy for advanced cancer will require invention of a packaged, multi-TLR agonist or multi-danger signal product that is modified or attenuated to allow safe i.v. administration.

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

Clinical Trials

In May 2022, the U.S. Food and Drug Administration, or the FDA, allowed us to proceed under our IND for a Phase 1 clinical trial in patients with advanced solid tumors where currently approved therapies have failed. In December 2022, we initiated an open label, multi-center, dose escalation and expansion, single arm (monotherapy) Phase 1 study conducted in 2 parts. The Phase 1 study began with single dose administration and was followed with continuous weekly dosing of Decoy20 in tumor-specific expansion cohorts. The study enrolled patients with any one of six advanced/metastatic solid tumors, who have exhausted approved treatment options. The study’s objectives were to assess the safety and tolerability of Decoy20, to determine the maximum tolerated dose, the optimal biologically active and recommended Phase 2 dose, as well as to assess Decoy20 pharmacokinetics (PK), pharmacodynamics and clinical activity. The primary endpoints of the study were incidence, relatedness and severity of adverse events and treatment-emergent adverse events and determining the number of subjects per cohort with dose limiting toxicity-based adverse events. Secondary endpoints included the incidence of anti-drug antibodies and neutralizing antibodies pre- and post-treatment, change in Decoy20 PK parameters over time, objective response rate and duration of response.

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

In September 2023, we began the second cohort of the Phase 1 clinical trial after receiving authorization from the Safety Review Committee. The second cohort dose was a reduction from 7 x 10^7 Decoy20 dose to 3 x 10^7 Decoy20. In March 2024, we completed the second cohort of patients who received a single dose of 3 x 10^7 Decoy20 in Phase 1 of the clinical trial. Patients on the second (lower dose) cohort experienced adverse events similar in frequency and severity to the higher dose cohort with one dose-limiting toxicity of grade 3 ALT elevation that required one week to resolve. Pharmacodynamic effects included transient induction of multiple biomarkers. Clearance of Decoy20 was similarly rapid. Following authorization from the Safety Review Committee, we advanced into the weekly dosing part of the trial.

In May and June 2024, we enrolled two additional patients in the first cohort who received a single dose of 7 x 10^7 Decoy20, and in August 2024 we received the authorization from the Safety Review Committee to initiate the weekly dosing with 7 x 10^7 Decoy20.

As of October 2024, we completed one month of the weekly dosing part in the first six participants at the 3 x 10^7 Decoy20 dose and following the review of the safety data by the Safety Review Committee we received the authorization to initiate unrestricted enrollment of participants at the 3 x 10^7 Decoy20 dose. By May 2025, we had enrolled 13 participants on Decoy20 as a single dose and 32 participants in the weekly dosing among the two Decoy20 dose levels. In May 2025, we decided to conclude enrollment in the weekly dosing and focus on the Combination Study, as further described below. We have observed early signs of potential benefits emerging with some participants with stable disease. As expected with the mechanism of action of Decoy20, we have seen adverse events of cytokine release syndrome (CRS) in six participants that have resolved within 24-72 hours.

In October 2024, we entered into a clinical supply agreement, or the Supply Agreement, with BeOne Medicines (formerly known as BeiGene Switzerland GmbH), to advance clinical evaluation of Decoy20 in combination with BeOne’s anti-PD-1 antibody, Tislelizumab, or the BeOne Product, for the treatment of participants with advanced solid tumors, or the Combination Study. This Combination Study builds on preclinical results where Decoy20, combined with a PD-1 inhibitor, demonstrated tumor eradication. By November 2025, we had enrolled six evaluable participants in the Combination Study, and we have seen one related serious adverse event of CRS in one participant that has resolved within 72 hours. Following initial efficacy evaluations, we had three participants who experienced disease progression and had to discontinue from the study, and we had evidence of stable disease assessment in three subjects. Of the three stable disease participants, one subject with squamous cell carcinoma of the head and neck developed disease progression at the next restaging assessment and discontinued from the study; one subject with pancreatic adenocarcinoma maintained stable disease with Decoy20 for more than four months, with tislelizumab held between weeks 10-20 for autoimmune thyroiditis, before discontinuing after 6 months with disease progression; and the third subject with hepatocellular carcinoma had stable disease for four months before discontinuing for disease progression after six months. The Combination Study assessed safety, dose optimization, and early signs of anti-tumor activity in participants with advanced solid tumors, previously treated with a checkpoint inhibitor or with tumors typically unresponsive to checkpoint inhibitors. Currently, we have discontinued further enrollment and there are no participants remaining in the study. We do not have any current plans to initiate a new clinical trial.

Under the terms of the Supply Agreement, we covered all costs associated with the Combination Study, excluding the cost of the BeOne Product. BeOne supplied the BeOne Product for use in the study, and we supplied Decoy20 for the purposes of the Combination Study. Following the discontinuation of the Combination Study, we provided BeOne notice of termination per the Supply Agreement.

Historically, we have operated virtually with a team of highly experienced consultants and advisors, carrying out research and development at contract research organizations (CROs). We have developed patented treatment methods (and associated patented compositions) for attenuation and killing of non-pathogenic, Gram-negative bacteria. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, government regulation and a strong emphasis on proprietary products. While we believe that our technology, knowledge and scientific resources provide us with certain competitive advantages, we face competition from many sources, including foreign and domestic pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel. Any product candidates that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co. Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. On the other hand, many of these companies are developing immunotherapeutics which may have potential to be used in concert with Decoy20 and in this regard, we view them as potentially complimentary.

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

Patents

As of March 16, 2026, we own 61 granted patents and 17 pending patent applications to use within our field of business. Our patents and patent applications generally relate to compositions and methods for treating cancer and infectious diseases, and our patents and any patents that issue from our pending patent applications are expected to expire at various dates between 2033 and 2043.

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

Environmental Matters

We are subject to various environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of potentially hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. Although we generally contract with third parties for the operations that involve the disposal of hazardous materials and waste, we cannot eliminate the risk of contamination or injury from these materials. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on us. However, we could incur substantial costs as a result of violations of our liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damage, and any liability could exceed our resources. See Part I. Item 1A. “Risk Factors - Risks Related to Healthcare Laws and Other Legal Compliance Matters - Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.”

We believe that our business, operations and facilities are being operated in compliance with all material respects with applicable environmental and health and safety laws and regulations.

Human Capital Management

As of December 31, 2025, we had five full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees, and we consider our relations with our employees to be good.

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

General Risks Related to the Investment Transaction

As a result of the issuance of Preferred Stock, our stockholders will experience significant dilution from the issuance of shares of our common stock upon future conversion of the Preferred Stock.

All of the shares of Preferred Stock are convertible into 111.0 million shares of common stock. As a result of the full conversion of the Preferred Stock, 111.0 million shares of common stock will be issued, which collectively will represent approximately 96.4% of the total number of shares of common stock expected to be outstanding on a fully diluted basis immediately after the conversion. Upon the conversion of the Preferred Stock, our existing stockholders will experience significant dilution in their ownership percentage and their voting power, with Mr. Lazar, or any transferee of the Preferred Stock, receiving effective voting control over matters presented to stockholders in the future relating to our Company.

We may fail to realize the anticipated benefits of the Investment Transaction if we are not able to identify and/or pursue a Post-Investment Transaction.

The success of the Investment Transaction and the pursuit of our business strategy to grow will depend on, among other things, our ability to identify, pursue and consummate a Post-Investment Transaction with a Target Company. We may not be able to identify a suitable Target Company to acquire or ultimately enter into and consummate a Post-Investment Transaction within the necessary timing before our capital resources are depleted. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, and the availability of financing, if at all. If we do enter into and consummate a Post-Investment Transaction with a Target Company, there is no assurance that the transaction will be successful or that we will be able to achieve the anticipated revenues, efficiencies, cost savings and/or realize other expected benefits of the Post-Investment Transaction. As a result, the Board may determine it is in the best interests of the stockholders to alternatively dissolve the Company or otherwise seek bankruptcy protection or protection under other insolvency laws. In pursuing a Post-Investment Transaction, it is possible that we may need additional capital to fund the acquisition of a Target Company and/or we may issue common stock or other equity securities as consideration to acquire the Target Company. The number of shares and/or the value of the additional shares of common stock or other equity securities, if any, that we may issue in connection with a Post-Investment Transaction is not currently known and any such issuance would be subject to required corporate and/or stockholder approvals that may be applicable under law or the Nasdaq Listing Rules. To the extent we raise additional capital by issuing equity securities or issue equity securities as consideration in a Post-Investment Transaction, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock and/or our preferred stock issued, as the case maybe.

In addition, the further development of our product candidates will require substantial additional cash. Consequently, any potential counterparty in a Post-Investment Transaction is likely to choose not to spend additional resources to continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to a Post-Investment Company and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our Board and management team has significantly changed in connection with the Investment Transaction and we expect it to further change in connection with pursuing a Post-Investment Transaction.

In connection with the Investment Transaction, material changes to the management of our Company have occurred with Mr. Lazar being appointed as Co-Chief Executive Officer and as Chairman of the Company. Further, four additional directors nominated by Mr. Lazar have replaced prior Board members since the closing of the Investment Transaction. Additionally, we expect there to be further changes to our executive management team and Board in the future in connection with any transfer of Preferred Stock by Mr. Lazar and/or our pursuing a Post-Investment Transaction. Accordingly, we expect that we will have significant changes and turnover to our executive management team and the Board who would lead our Company.

A recent increase in the number of authorized shares of common stock, or a potential future reverse stock split, would make additional shares available for issuance. Any issuance of these additional shares could lead to increased dilution for our stockholders and/or negatively impact the market price of our common stock.

At the special meeting held on February 26, 2026, our stockholders authorized the Board to increase our authorized common stock from 200,000,000 shares to up to 1,000,000,000 shares and to effect a reverse stock split, in each case at the discretion of the Board. On February 27, 2026, we filed a certificate of amendment with the Delaware Secretary of State to increase the authorized stock to 1,000,000,000 shares of common stock. Any issuance resulting from the increase in authorized common stock may have a dilutive effect, including on earnings per share, on stockholders’ equity and/or voting rights. Furthermore, future sales of substantial amounts of our common stock, or the perception that these sales might occur, could adversely affect the prevailing market price of our common stock or limit our ability to raise additional capital. A decision by the Board to effect a reverse stock split will yield similar increase in availability of shares and any new issuances resulting therefrom may have a similar dilutive effect on our outstanding shares.

Risks Related to Control of the Company

Our stockholders will have significantly reduced ownership and voting power as a result of the conversion of the shares Preferred Stock.

At the special meeting held on February 26, 2026, our stockholders approved the issuance of common stock upon conversion of Preferred Stock to Mr. Lazar and the change in control of the Company associated with the conversion. Accordingly, our stockholders who owned shares of common stock prior to the conversion of the Preferred Stock will have a significantly lower percentage of ownership and correspondingly reduced voting power than they held immediately prior to the conversion. Although the Preferred Stock has not been converted into common stock yet and has no voting rights, following the conversion of the Preferred Stock, Mr. Lazar, or any transferee of the Preferred Stock, will own in the aggregate approximately 96.4% of the total number of shares of common stock outstanding on a fully diluted basis. Therefore, without taking into account future issuances of our securities (including pursuant to a Post-Investment Transaction), our stockholders will have significantly less ownership of our Company and voting power, and, therefore, they will have a substantially reduced ability to influence significant corporation decisions that require approval of holders of the outstanding common stock.

Mr. Lazar has significant control and influence over our Company and corporate matters.

In addition to the ownership concentration that will result with the conversion of the Preferred Stock, Mr. Lazar was appointed as the Chairman to our Board and began serving as our Co-Chief Executive Officer in connection with the closing of the Investment Transaction. Additionally, since the closing of the Investment Transaction, four additional directors namely Mr. Avraham Ben-Tzvi, Mr. Jabbour, Mr. McMurdo and Mr. Natan, all designees of Mr. Lazar have joined the Board. As a result of Mr. Lazar’s positions as Chief Executive Officer and a director, Mr. Lazar will have input on all matters before our Board. Separately, due to his ownership of Preferred Stock, Mr. Lazar, or any transferee of the Preferred Stock, would also have the ability to exercise significant influence and control over the outcome of all matters requiring Board and stockholder approval, including the election of directors. As a result of the voting power from the Preferred Stock, we may determine that we are a “controlled company” as defined in the Nasdaq Listing Rule 5615 and, therefore, are not subject to the Nasdaq Listing Rules that would otherwise require us to have (a) a majority of independent directors; (b) director nominees selected, or recommended for the Board selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors; (c) a nominating committee composed solely of independent directors; (d) compensation of our chief executive officer and all other officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and/or (e) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors.

Risks Related to Reverse Stock Split

The proposed reverse stock split, if effected, may not increase our stock price, and could lead to a decrease in our overall market capitalization.

On March 10, 2026, the closing sale price of our common stock on the Nasdaq was $1.87 per share of common stock. We expect that the reverse stock split, if effected, will increase the per share trading price of our common stock. However, the market price per share of our common stock after the reverse stock split may not rise (or remain constant) in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. We cannot predict the effect of the reverse stock split on the per share trading price of our common stock, and the history of reverse stock splits for us and other companies is varied, particularly since some investors may view a reverse stock split negatively. In many cases, the market price of a company’s shares declines after a reverse stock split, or the market price of a company’s shares immediately after a reverse stock split does not reflect a proportionate or mathematical adjustment to the market price based on the ratio of the reverse stock split. Accordingly, our total market capitalization after a reverse stock split may be lower than our total market capitalization before the reverse stock split, and it is possible that a reverse stock split may not result in a per share trading price that would attract investors who do not trade in lower priced stocks.

Even if we implement the reverse stock split, the per share trading price of our common stock may decrease due to factors unrelated to the reverse stock split. Other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the per share trading price of our common stock. As a result, we cannot assure you that the reverse stock split, if completed, will result in the benefits that we anticipate, that the per share trading price of our common stock will increase following the reverse stock split or that the per share trading price of our common stock will not decrease in the future.

The proposed reverse stock split, if effected, may decrease the liquidity of our common stock.

The liquidity of our common stock may be harmed by the proposed reverse stock split, given the reduced number of shares that would be outstanding after the reverse stock split, particularly if the per share trading price does not increase proportionately as a result of the reverse stock split. While the Board believes that a higher stock price may help generate the interest of new investors, the reverse stock split may not result in a per share price that will attract certain types of investors, such as institutional investors or investment funds, and such share price may not satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not improve as a result of a reverse stock split and could be adversely affected by a higher per share price. Accordingly, the reverse stock split may not increase marketability of our common stock. In addition, investors might consider the increased proportion of unissued authorized shares to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances that could prevent certain stockholders from changing the composition of the Board or render tender offers for a combination with another entity more difficult.

The proposed reverse stock split, if effected, may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

If the proposed reverse stock split is implemented, it will increase the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own less than 100 shares of our common stock following the reverse stock split may be required to pay higher transaction costs if they sell their shares of common stock.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical-stage company with a limited operating history. We are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biotechnology company focused primarily on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. All of our product candidates are in the preclinical or early clinical development stage, and none of our product candidates have been approved for marketing or are being marketed or commercialized. We have currently discontinued enrolment of new patients to our Combination Study and do not have any current plans to initiate a new clinical trial.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. Furthermore, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2025, we reported a net loss of approximately $20.8 million and as of December 31, 2025, we had an accumulated deficit of approximately $81.3 million.

For the foreseeable future, we expect to continue to incur losses. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable, or even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses and utilized cash in operations since inception as described above. In addition, as of December 31, 2025, we had approximately $8.5 million and during the twelve months ended December 31, 2025, we used $14.8 million of cash in operations and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. We believe that the cash and cash equivalents as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We will need to increase our capital resources through equity and/or debt financings. We may also seek to finance our cash needs through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. Due to the uncertainty in securing additional funding, and as existing cash resources are not sufficient to fund planned operations for at least 12 months from the date of this Annual Report, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. As such, there can be no assurance that we will be able to continue as a going concern.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the outcome of identifying a suitable Target Company to acquire and ultimately entering into and consummate a Post-Investment Transaction;

●	the scope, progress, results and costs of preclinical studies and clinical trials;

●	the scope, prioritization and number of our clinical trials and other research and development programs;

●	the amount of revenues we receive under future licensing, collaboration, development and commercialization arrangements with respect to our product candidates;

●	the impact of any pandemic, epidemic or other future health crisis on our business and operations;

●	the costs of the development and expansion of our operational infrastructure;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the ability of us, or our collaborators, to achieve development milestones, marketing approval and other events or developments under our potential future licensing agreements;

●	the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

●	the costs and timing of securing manufacturing arrangements for clinical or commercial production;

●	the costs of contracting with third parties to provide sales and marketing capabilities for us or establishing such capabilities ourselves;

●	the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or technology;

●	the costs associated with being a public company; and

●	any cost that we may incur under future in- and out-licensing arrangements relating to one or more of our product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity and/or debt financings and collaborations, licensing agreements or other strategic arrangements. We may seek additional capital through a combination of private and public equity offerings, “at-the-market” issuances, equity-linked and structured transactions, debt (straight, convertible, or otherwise) financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in December 2025, we entered into a securities purchase agreement with Mr. Lazar for sale of an aggregate of 700,000 shares of Preferred Stock, which are convertible into 111,000,000 shares of common stock. Additionally, we have consistently raised capital through private and public offerings over the last few years and may continue to raise additional capital as the need arises, which may result in further dilution to our shareholders. We may also issue in the future equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. Depending upon market liquidity at the time, additional sales of shares registered at any given time could cause the trading price of our common stock to decline. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Risks Related to the Discovery and Development of Our Product Candidates

We are dependent on the success of one or more of our current product candidates, and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the development of our lead product candidate, Decoy20. As a result, our business is largely dependent on the commencement of and success of clinical trials evaluating Decoy20 and our ability to complete the development of, obtain regulatory approval for, and successfully commercialize Decoy20 in a timely manner. We have currently discontinued enrolment of new patients to our Combination Study and do not have any current plans to initiate a new clinical trial. The process to develop, obtain regulatory approval and commercialize Decoy20 is long, complex, costly and uncertain as to the outcome.

To date, no clinical trials designed to provide substantial evidence of efficacy have been completed with any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology and optimize their formulation and regulatory approvals before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our development efforts may not lead to commercial products, either because our product candidates fail to be safe and effective, or in the case of our product candidates regulated as biologics, safe, pure and potent, or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety, purity, potency or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

We may need to incur significant research and development expenses and other operating expenses to advance our product candidates, which may make it difficult for us to attain profitability.

We have currently discontinued enrollment of new patients to our Combination Study and do not have any current plans to initiate a new clinical trial. Accordingly, we expect to incur less research and development expenses compared to prior years. However, in the event we commence enrollment and dosing of patients again, we will need to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, any increases in staffing will dramatically increase our costs in the near and long-term.

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

Due to our limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As such, we have been focused on the development of Decoy20. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for anti-cancer and anti-viral immunotherapy that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trial, when used alone or in combination with other approved products or product candidates, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We have currently discontinued enrolment of new patients to our Combination Study and do not have any current plans to initiate a new clinical trial.

Patients in any future clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. If such significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

We may find it difficult to enroll patients in any future clinical trials. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials. We have currently discontinued enrolment of new patients to our Combination Study and do not have any current plans to initiate a new clinical trial. We do not have any current plans to initiate a new clinical trial.

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

If we commence manufacturing of our products, we will be subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit the supply of our product candidates.

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

Risks Related to Competition and Managing Growth

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

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Moreover, we have not instituted strict processes to oversee and identify such risks from cybersecurity threats associated with our use of any third-party service provider so we rely on risk management strategies implemented by them and have no assurance that they follow best practices or are robust in nature.

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

We have in the past fallen out of compliance with the minimum bid price requirement although we have subsequently been able to regain compliance. No assurance can be given that we will be able to regain compliance with the Rule. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Risks related to Nasdaq’s proposed rule regarding minimum market value of listed securities.

In January 2026, Nasdaq proposed to strengthen its continued listing standards by requiring all companies listed on the Nasdaq Global or Capital Markets to maintain a minimum Market Value of Listed Securities (MVLS) of at least $5 million. If a company’s MVLS falls below this threshold for 30 consecutive business days, Nasdaq will immediately suspend trading and delist the company’s securities, with no compliance or cure period. While companies may request a hearing to challenge a delisting determination, trading will remain suspended throughout the appeals process, and the hearing panel can only reverse the decision if Nasdaq staff made a factual error. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our securities from Nasdaq, which would materially and adversely affect the liquidity and market price of our shares and could negatively impact our ability to raise capital or attract investors. Our MVLS over the 30 consecutive business days as of March 17, 2026 has been under $5 million.

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

Our common stock currently trades on the Nasdaq Capital Market. The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

● ●	announcements of any acquisition or consummation of any acquisition of a Target Company; inability to obtain the approvals necessary to commence clinical trials;

●	results of clinical and preclinical studies;

●	announcements of regulatory approval or the failure to obtain it, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;

●	any adverse changes to our relationship with manufacturers, suppliers or partners;

●	announcements concerning our competitors or the pharmaceutical or biotechnology industries in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;

●	any major changes in our board of directors, management or other key personnel;

●	legislation in the United States, Europe and other foreign countries relating to the sale or pricing of pharmaceuticals;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of therapeutics we, any licensees or others develop;

●	success of research and development projects;

●	developments concerning intellectual property rights or regulatory approvals;

●	variations in us and our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

●	future issuances of common stock or other securities;

●	general market conditions, including the volatility of market prices for shares of biotechnology companies generally, and other factors, including factors unrelated to our operating performance;

●	political and economic instability, war or acts of terrorism (such as Russia’s invasion of Ukraine and the conflict in the Middle East) or natural disasters, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, similar to the unprecedented COVID-19 pandemic); and

●	the other factors described in this “Risk Factors” section.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile. Furthermore, as a result of voting power of the Preferred Stock, we may determine that we are a “controlled company” as defined in the Nasdaq Listing Rule 5615 and, therefore, are not subject to the Nasdaq Listing Rules that would otherwise require us to have (a) a majority of independent directors; (b) director nominees selected, or recommended for the Board selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors; (c) a nominating committee composed solely of independent directors; (d) compensation of our chief executive officer and all other officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and/or (e) a compensation committee charter which provides the compensation committee with the authority and funding to retain compensation consultants and other advisors.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act and The Nasdaq Stock Market LLC, or the Nasdaq, rules. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

If the Domestication Merger (defined below), taken together with the Merger (defined below), fails to qualify as a Section 351(a) Exchange, former U.S. holders of Intec Pharma, or Intec Israel, ordinary shares may recognize taxable gain as a result of the Domestication Merger.

On July 27, 2021, Intec Israel, Indaptus Therapeutics, Inc. and Domestication Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of Indaptus, completed a domestication merger, or the Domestication Merger, pursuant to the terms and conditions of an Agreement and Plan of Merger and Reorganization, dated April 27, 2021, whereby Domestication Merger Sub Ltd. merged with and into Intec Israel, with Intec Israel being the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. On August 3, 2021, Indaptus Therapeutics, Inc. completed its merger with Decoy, pursuant to an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated March 15, 2021, following which Decoy became the surviving entity and a wholly-owned subsidiary of Indaptus Therapeutics, Inc. and the business conducted by Decoy became the business conducted by the combined company. Intec Israel intended for the Merger to qualify as a Section 351(a) Exchange. The position of Intec Israel is not binding on the IRS or the courts, and Intec Israel does not intend to request a ruling from the IRS with respect to the Merger. Accordingly, there can be no assurance that the IRS will not challenge the qualification of the Domestication Merger and the Merger as a Section 351(a) Exchange or that a court will not sustain such a challenge. If the IRS were to be successful in any such contention, or if for any other reason the Domestication Merger was not treated as part of a Section 351(a) Exchange, the Domestication Merger could be a taxable event to the former U.S. holders of ordinary shares of Intec Israel. Former holders of Intec Israel’s ordinary shares are urged to consult with their own tax advisors with respect to the tax consequences of the Domestication Merger.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. In recent years, the U.S. and global markets have experienced significant volatility and disruptions in capital and credit markets, as well as fluctuations in commodity prices, driven by persistent inflationary pressures, elevated interest rates, and ongoing geopolitical tensions. In addition to the continuing conflict between Russia and Ukraine, the recent Israel-U.S. military actions in Iran and attacks in nearby Middle Eastern countries, and heightened tensions in the South China Sea, have further contributed to global market uncertainty and supply chain challenges. A severe or prolonged economic downturn, low employment levels, health insurance coverage, wages could result in a variety of risks to our business, including, our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers of raw materials used to manufacture our product candidates for our clinical trials, possibly resulting in supply disruption. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	designated team members who are responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors - Our Risks Related to Our Business - Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

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

Item 2. Properties

Our principal executive offices are located at 3 Columbus Circle, 15th Floor, New York, NY. In addition, we previously leased approximately 2,000 square feet of office space in San Diego, California under a lease agreement that expired on October 31, 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

As of March 16, 2026, there are no pending material legal proceedings, and we are currently not aware of any legal proceedings or claims against us or our property that we believe will have any significant effect on our business, financial position or operating results. None of our officers or directors is a party against us in any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the name “Indaptus Therapeutics, Inc.” and ticker symbol “INDP”.

Holders

As of March 16, 2026, we had 21 record holders of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described below. Please also see the “Cautionary Note Regarding Forward-Looking Statements” section in the forepart of this Annual Report.

Overview

We are a clinical biotechnology company developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy. We have evolved from more than a century of immunotherapy advances. Our approach is based on the hypothesis that efficient activation of both innate and adaptive immune cells and associated anti-tumor and anti-viral immune responses will require a multi-targeted package of immune system activating signals that can be administered safely intravenously. Our patented technology is composed of single strains of attenuated and killed, non-pathogenic, Gram-negative bacteria, designed to have reduced i.v. toxicity, but largely uncompromised ability to prime or activate many of the cellular components of innate and adaptive immunity. This approach has led to broad anti-tumor and anti-viral activity in preclinical models, including durable anti-tumor response synergy observed with each of four different classes of existing agents, including NSAIDs, checkpoint therapy, targeted antibody therapy and low-dose chemotherapy. Tumor eradication by our technology has demonstrated activation of both innate and adaptive immunological memory and, importantly, did not require provision of or targeting a tumor antigen in preclinical models. In 2023, we initiated a Phase 1 clinical trial with our lead clinical candidate, Decoy20, in patients with advanced solid tumors where currently approved therapies have failed. In May 2025, we decided to conclude enrollment in the dosing of Decoy20 as a monotherapy and focus on the Combination Study. As of the date of this Annual Report on Form 10-K, we have discontinued further enrollment in the Combination Study and there are no participants remaining in the study. We do not have any current plans to initiate a new clinical trial. For further information regarding our business and operations, see “Part I. Item 1. Business.”

Lazar Investment Transaction

On December 22, 2025, we entered into the Purchase Agreement with Mr. Lazar pursuant to which he purchased from the Company 300,000 shares of Series AA Convertible Preferred Stock and 700,000 shares of Series AAA Convertible Preferred Stock of the Company at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million. As part of the Investment Transaction, the Company plans to pursue a strategic transaction involving either an investment in or acquisition of a Target Company. Should such a transaction be approved and successfully finalized, we anticipate that combining with a Target Company will create future growth opportunities for both the Company and its stockholders. For further information, see “Part I. Item 1. Business – Recent Developments.”

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

Currently, we have discontinued further enrollment to the Combination Study and there are no participants remaining in the study. We do not have any current plans to initiate a new clinical trial. As a result, we expect our research and development expenses to decrease in the short term.

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

The process of conducting the necessary clinical research to obtain FDA and other regulatory approval is costly and time consuming and the successful development of product candidates is highly uncertain. These risks and uncertainties associated with our research and development projects are discussed more fully in Part I. Item 1A. “Risk Factors - We may incur significant research and development expenses and other operating expenses, which may make it difficult for us to attain profitability.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support our operations.

With the discontinuation and winding down of the Combination Study, we expect our general and administrative expenses to decrease in the short term however this may be offset by additional costs related to any acquisition of a Target Company.

General and administrative expenses also include additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Nasdaq Capital Market and the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income, Net

Other income, net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following tables set forth our results of operations for the years ended December 31, 2025 and 2024 and the relative dollar and percentage change between the two years.

	Year ended December 31,		Change (2025 to 2024)
	2025	2024	($)%
Operating expenses:
Research and development	$9,340,959	$7,251,097	$2,089,862	28.8%
General and administrative	10,492,554	8,114,654	2,377,900	29.3%
Total operating expenses	19,833,513	15,365,751	4,467,762	29.1%
Loss from operations	(19,833,513)	(15,365,751)	(4,467,762)	29.1%
Other income, net	138,018	343,724	(205,706)	(59.8)%
Change in fair value of convertible promissory notes	(1,153,421)	-	(1,153,421)	-
Net loss	$(20,848,916)	$(15,022,027)	$(5,826,889)	38.8%
Net loss attributable to common stockholders per share, basic and diluted	$(21.58)	$(44.96)	$23.40	(52.0)%
Weighted average number of shares used in calculating net loss per share, basic and diluted	966,124	334,133

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2025 amounted to approximately $9.3 million, an increase of approximately $2.1 million, or approximately 28.8%, compared with approximately $7.2 million for the year ended December 31, 2024. This increase was attributable primarily to higher clinical trial costs of approximately $1.5 million related to our Phase 1 study and to higher payroll and related expenses of approximately $0.6 million following entering into the Modification Agreements, as described in Item 11.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2025 amounted to approximately $10.5 million, an increase of approximately $2.4 million, or approximately 29.3%, compared with approximately $8.1 million for the year ended December 31, 2024. This increase was attributable primarily to higher payroll and related expenses of approximately $1.9 million following entering into the Modification Agreements, as described in Item 11, and increase of approximately $1.4 million in transaction-related expenses associated with the private placement of convertible notes and warrants completed in June 2025, professional fees and franchise tax. This increase was partially offset by a decrease of approximately $0.9 million in D&O insurance premium, investor relations and board fees.

Other Income

During the year ended December 31, 2025, our other income, net was approximately $0.14 million, which represented a decrease of approximately $0.2 million, or approximately 59.8%, as compared to the year ended December 31, 2024. The other income generated in the period consists primarily of income earned on the Company’s cash and cash equivalent accounts, the balances of which were lower during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

On December 22, 2025, the Company entered into the Purchase Agreement with Mr. Lazar, pursuant to which he agreed to purchase from the Company series of Preferred Stock at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder. The offering closed on December 23, 2025.

In June 2022, we entered into the ATM Agreement with Wainwright, which was amended on September 1, 2022, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $6.3 million. The issuances and sales of common stock by us under the ATM Agreement were being made pursuant to “shelf” registration statements on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022 and most recently on August 13, 2025 and declared effective on August 20, 2025. As of the date of this Annual Report, we have sold 525,428 shares of our common stock for aggregate gross proceeds of approximately $2.7 million.

In June 2025, we completed a private placement (the “June 2025 Financing”) of convertible notes to certain investors, including our then Chief Executive Officer, which automatically converted in July 2025 into 501,566 shares of our common stock and pre-funded warrants to purchase 190,795 shares of our common stock at a conversion price of $8.302 per share. In connection with the offering, we also issued to the investors warrants to purchase 1,384,722 shares of our common stock, exercisable at $8.302 per share and expiring on July 27, 2030. The total gross proceeds were approximately $5.7 million and placement agent fees and other offering expenses were approximately $0.8 million As of the date hereof, all pre-funded warrants have been exercised into an aggregate of 190,795 shares of common stock.

In February 2025, we entered into the SEPA with Yorkville, pursuant to which we have the right, but not the obligation, to sell up to $20.0 million of our common stock during a 36 months period, subject to the restrictions and satisfaction of the conditions in the SEPA. Upon execution of the SEPA, we issued to Yorkville 10,927 commitment shares. As of March 16, 2026, we sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million. Effective March 11, 2026, we terminated the SEPA with Yorkville, and the SEPA is no longer in effect.

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

We believe that our cash and cash equivalents of approximately $8.5 million as of December 31, 2025, which includes the net proceeds of $5.9 million from the Investment Transaction with Mr. Lazar, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of this prospectus. For additional information, see Note 1 to our consolidated financial statements included elsewhere in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $14.8 million for the year ended December 31, 2025, compared with net cash used in operating activities of approximately $12.3 million for the year ended December 31, 2024. The approximately $2.5 million increase in net cash used was primarily attributable to the increase in the net loss that was partially offset by changes in operating assets and liabilities.

Investing Activities

There was no net cash provided by or used in investing activities for the year ended December 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was approximately $17.5 million, which was provided by the issuance and sale of our common stock and warrants in the January 2025 Financing, the issuance and sale of our common stock under the SEPA, the issuance of convertible notes and warrants in the June 2025 Financing and issuance and sale of our common stock under the ATM Agreement. Net cash provided by financing activities for the year ended December 31, 2024 was approximately $4.7 million, which was provided by issuance and sale of our common stock under the ATM Agreement and issuance and sale of our common stock and warrants in the August 2024 Offering and in the November 2024 Offering.

Funding Requirements

We believe that our existing cash and cash equivalents as of December 31, 2025 are adequate to fund our ongoing activities into the second quarter of 2026 and we expect to continue to incur operating expenses in the future in connection with our ongoing activities and our plans to pursue a strategic transaction involving either an investment in or acquisition of an operating business.

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

We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Accounting for Research and Development Costs

We record the costs associated with services provided by CROs and CMOs as they are incurred. Though the scope and timing of work are generally based on signed agreements, some judgement is involved in determining periodic expenses because payment flows do not always match the periods over which services and materials are provided to us. As a result, our management is required to make estimates of services received and efforts expended pursuant to agreements established with these third parties at each period-end date. During the year ended December 31, 2025, we incurred approximately $9.3 million of research and development expenses, of which approximately $5.8 million were for services provided by our CROs and CMOs. As of December 31, 2025, we recorded an accrued liability of approximately $1.1 million for expenses incurred, but not yet invoiced, and prepaid expenses of approximately $0.4 million for payments made that relate to future periods. Overestimating or underestimating the services received or efforts expended could cause us to overstate or understate research and development expenses incurred within a reporting period, and related accrued and prepaid expenses.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized over the requisite service period of the individual grant, generally equal to the vesting period, on a straight-line basis. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of a peer group of companies. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin Topic 14, which is the mid-point between the option vesting date and the expiration date. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock-based compensation expense we recognize related to stock options.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Indaptus Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indaptus Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California

March 17, 2026

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,507,628	$5,786,753
Prepaid expenses and other current assets	802,540	831,577

Total current assets	9,310,168	6,618,330

Non-current assets:
Right-of-use asset	-	82,175
Other assets - deposits to third parties	-	638,251

Total non-current assets	-	720,426

Total assets	$9,310,168	$7,338,756

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$6,158,575	$3,309,717
Operating lease liability, current portion	-	84,164

Total current liabilities	6,158,575	3,393,881

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 2,167,324 shares issued and outstanding as of December 31, 2025 and 428,799 shares issued and outstanding as of December 31, 2024*	21,674	4,288
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 1,000,000 shares issued and outstanding as of December 31, 2025 and no shares issued and outstanding as of December 31, 2024	10,000	-
Additional paid in capital*	84,408,018	64,379,770
Accumulated deficit	(81,288,099)	(60,439,183)

Total stockholders’ equity	3,151,593	3,944,875

Total liabilities and stockholders’ equity	$9,310,168	$7,338,756

*	Retroactively restated for one-for-twenty-eight share reverse stock split effected on June 27, 2025.

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2025	2024
Operating expenses:
Research and development	$9,340,959	$7,251,097
General and administrative	10,492,554	8,114,654

Total operating expenses	19,833,513	15,365,751

Loss from operations	(19,833,513)	(15,365,751)

Other income, net	138,018	343,724
Change in fair value of convertible promissory notes	(1,153,421)	-

Net loss	$(20,848,916)	$(15,022,027)

Net loss available to common stockholders per share of common stock, basic and diluted*	$(21.58)	$(44.96)

Weighted average number of shares used in calculating net loss per share, basic and diluted*	966,124	334,133

*	Retroactively restated for one-for-twenty-eight share reverse stock split effected on June 27, 2025.

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

	Common stock		Preferred Stock		Additional paid in	Accumulated
	Shares*	Amount*	Shares	Amount	Capital*	deficit	Total

Balance, January 1, 2024	300,037	$3,000	-	$-	$57,490,654	$(45,417,156)	$12,076,498

Stock-based compensation	-	-	-	-	2,305,849	-	2,305,849
Issuance of shares of common stock, net of issuance costs	5,425	54	-	-	354,057	-	354,111
Issuance of shares of common stock and warrants, net of issuance costs	58,708	587	-	-	2,461,383	-	2,461,970
Issuance of shares of common stock and warrants, net of issuance costs	64,629	647	-	-	1,767,827	-	1,768,474
Net loss	-	-	-	-	-	(15,022,027)	(15,022,027)

Balance, December 31, 2024	428,799	4,288	-	-	64,379,770	(60,439,183)	3,944,875

Stock-based compensation	350,000	3,500	-	-	1,354,582	-	1,358,082
Issuance of shares of common stock and warrants, net of issuance costs (Note 6b)	75,335	754	-	-	1,985,990	-	1,986,744
Issuance of shares of common stock, net of issuance costs (Note 6c)	89,902	899	-	-	1,733,821	-	1,734,720
Issuance of commitment shares (Note 6c)	10,927	109	-	-	(109)	-	-
Issuance of common stock and warrants upon conversion of promissory notes, net of issuance costs (Note 7)	501,566	5,016	-	-	6,854,625	-	6,859,641
Exercise of pre-funded warrants	190,795	1,908	-	-	-	-	1,908
Issuance of shares of common stock, net of issuance costs (Note 6d)	520,000	5,200	-	-	2,238,591	-	2,243,791
Issuance of Series AA and Series AAA preferred stock, net of issuance costs (Note 6e)	-	-	1,000,000	10,000	5,860,748	-	5,870,748
Net loss	-	-	-	-	-	(20,848,916)	(20,848,916)

Balance, December 31, 2025	2,167,324	$21,674	1,000,000	$10,000	$84,408,018	$(81,288,099)	$3,151,593

*	Retroactively restated for one-for-twenty-eight share reverse stock split effected on June 27, 2025.

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,848,916)	$(15,022,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	735
Stock-based compensation	1,358,082	2,305,849
Change in fair value of convertible promissory notes	1,153,421	-
Changes in operating assets and liabilities:
Prepaid expenses and other current and non- current assets	667,288	(81,944)
Accounts payable and other current liabilities	2,848,858	474,057
Operating lease right-of-use asset and liability, net	(1,989)	142
Net cash used in operating activities	(14,823,256)	(12,323,188)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	5,714,800	-
Proceeds from issuance of shares of common stock and warrants	6,396,888	5,510,591
Proceeds from issuance of preferred stock	6,000,000	-
Proceeds from exercise of pre-funded warrants	1,908	-
Issuance costs	(569,465)	(762,703)
Net cash provided by financing activities	17,544,131	4,747,888

Net increase (decrease) in cash and cash equivalents	2,720,875	(7,575,300)

Cash and cash equivalents at beginning of period	5,786,753	13,362,053

Cash and cash equivalents at end of period	$8,507,628	$5,786,753

Noncash investing and financing activities
Transaction costs in accounts payable and other current liabilities	$-	$163,333
Settlement of convertible promissory notes	$6,868,221	$-
Issuance of commitment shares*	$109	$-

*	Retroactively restated for one-for-twenty-eight share reverse stock split effected on June 27, 2025.

See accompanying notes to the consolidated financial statements and report of independent registered public accounting firm

INDAPTUS THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

NOTE 1: GENERAL

Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries, Decoy Biosystems, Inc. and Intec Pharma Ltd. (collectively the “Company”), is a biotechnology company dedicated to enhancing and expanding curative cancer immunotherapy for patients with unresectable or metastatic solid tumors and lymphomas, which are responsible for more than 90% of all cancer deaths. The Company is developing a novel, multi-targeted product that activates both innate and adaptive anti-tumor and anti-viral immune responses.

On December 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David E. Lazar, pursuant to which he agreed to purchase from the Company 300,000 shares of Series AA Preferred Stock (the “Series AA Preferred Stock”) and 700,000 shares of Series AAA Preferred Stock (the “Series AAA Preferred Stock” and, together with the Series AA Preferred Stock, the “Preferred Stock”) at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder (the “Investment Transaction”). The offering closed on December 23, 2025. As part of the Investment Transaction, the Company plans to pursue a strategic transaction involving either an investment in or acquisition of an operating business (the “Target Company”, referred to as the “Post-Investment Transaction”). The Company is currently in the process of evaluating its strategic options for a Post-Investment Transaction. For more details, see Note 6(e).

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operations (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. In addition, the Company is subject to risks related to its ability to realize the anticipated benefits of the Investment Transaction in the event it is not able to identify and/or pursue a Post-Investment Transaction.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the year ended December 31, 2025, the Company incurred a net loss of approximately $20.8 million, and as of December 31, 2025, the Company had an accumulated deficit of approximately $81.3 million. In addition, during the year ended December 31, 2025, the Company used approximately $14.8 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as it continues to evaluate the phase 1 data of the Company’s lead product candidate while actively exploring strategic options for a Post-Investment Transaction. The Company believes that, as of the date of the issuance of these consolidated financial statements, it has adequate cash to fund its ongoing activities into the second quarter of 2026 based on its current operating plan. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into additional public or private debt and equity financing.

In February 2025, the Company entered into a Standby Equity Purchase Agreement pursuant to which the Company has the right, but not the obligation, to sell up to $20.0 million of the Company’s common stock during a 36-month period, subject to the restrictions and satisfaction of the conditions in the Standby Equity Purchase Agreement (the “SEPA”). During 2025, the Company raised net proceeds of approximately $1.74 million under the SEPA, after deducting offering expenses in the amount of approximately $0.1 million. For more details, see Note 6(c). In June 2025, the Company raised total gross proceeds of approximately $5.7 million through the issuance of convertible notes. Placement agent fees and other offering-related expenses totaled approximately $0.8 million. For more details, see Note 7. In September 2025, the Company raised total gross proceeds of approximately $2.34 million through its At The Market Offering Agreement (“ATM Agreement”). For more details, see Note 6(d). In December 2025, the Company raised total gross proceeds of $6.0 million from Mr. Lazar in the Investment Transaction. For more details, see Note 6(e). However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required. If the Company is unsuccessful in securing sufficient financing, it may need to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects, or cease operations.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Reverse Split

On June 26, 2025, the Company effected a 1-for-28 reverse stock split of its common stock and began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025, which resulted in the Company regaining compliance with the Nasdaq minimum bid price requirement. As a result of the reverse stock split, every 28 shares of outstanding common stock were combined into one share of common stock. The reverse stock split decreased the Company’s outstanding common stock from 16,946,528 shares to 604,963 shares as of that date. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. All share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

These consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

Loss per share

Loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based upon the weighted average number of shares of common stock and of common stock equivalents outstanding when dilutive. Common stock equivalents include outstanding stock options, warrants, pre-funded warrants, and convertible Preferred Stock, which are included under the treasury stock method when dilutive.

The following number of stock options, warrants, pre-funded warrants, and convertible Preferred Stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the year ended December 31,
	2025	2024
Outstanding stock options	104,103	2,519,419
Warrants	942,729	3,935,282
Pre-funded warrants	50,911	-
Preferred stock	21,978	-

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025, and 2024, cash and cash equivalents consist primarily of checking and money market deposits. The Company’s cash balances exceed those that are federally insured; however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Property and equipment

Property and equipment assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and other office equipment and five years for furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

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

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which services or materials are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments are recorded as a prepaid expense which is amortized or expensed as the contracted services are performed.

General and administrative expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance, administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support the Company’s operations.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized in the foreseeable future. As of December 31, 2025, and 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

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

Expected Volatility—The Company estimates volatility for option grants by evaluating the historical volatility of a peer group of companies, together with the historical volatility of its own stock, for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

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

As of December 31, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

Convertible notes

In 2025, the Company issued convertible notes and elected to account for the debt at fair value. Such fair value measurements are categorized within Level 3 of the fair value hierarchy. The changes in the fair value of the convertible notes are recognized separately in the statement of operations. For more details, see Note 7.

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2025:

Convertible promissory notes
Fair value, January 1, 2025	$-
Additions	5,714,800
Change in fair value	1,153,421
Conversion of promissory notes into shares and warrants	(6,868,221)
Fair value, December 31, 2025	$-

Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. The Company adopted the standard and applied the disclosure requirements on a prospective basis as required for the year ended December 31, 2025.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting. This ASU was issued to enhance consistency in interim reporting for all entities by providing clarity about the current interim reporting requirements and creating a comprehensive list of interim disclosures required under US GAAP. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of this standard on its interim disclosures.

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Prepaid insurance	$390,361	$506,489
Prepaid research and development	392,572	150,000
Other prepaid expenses	19,607	175,088
Total prepaid expenses and other current assets	$802,540	$831,577

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$544,057	$870,229
Accrued employee costs	4,025,341	1,371,498
Accrued professional fees	322,039	72,054
Accrued research and development	1,098,956	860,958
Accrued board fees	78,500	117,750
State franchise taxes payable	84,100	-
Other accrued expenses	5,582	17,228
Total accounts payable and other current liabilities	$6,158,575	$3,309,717

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

A summary of the stock option activity during the period ended December 31, 2025, is presented in the table below:

		Weighted average
	Number of options	Exercise price	Remaining contractual life (in years)	Intrinsic value
Outstanding as of January 1, 2025	103,114	$225.68	7.6	$-
Granted	28,301	$2.80	-	$-
Forfeited and cancelled	(7,508)	$-	-	$-
Outstanding as of December 31, 2025	123,907	$104.70	7.3	$24,000
Exercisable as of December 31, 2025	80,373	$153.26	6.2	$-
Vested and expected to vest as of December 31, 2025	123,907	$104.70	7.3	$24,000

In addition, on December 22, 2025, in connection with the Investment Transaction with David E. Lazar, see Note 6(e), the Company entered into employment modification agreements (the “Modification Agreements”) with its executive officers. Pursuant to the Modification Agreements, the executive officers agreed to reduce the notice period for termination for any reason to 10 days and waive the severance benefits under their original employment agreements in exchange for a combination of an equity settlement payment in lieu of cash payable in 350,000 shares of common stock, based on $2.03 per share, and a cash payment of approximately $3.50 million.

The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2025	2024
Research and development	$287,675	$624,480
General and administrative	1,070,407	1,681,369
Total stock-based compensation expense	$1,358,082	$2,305,849

As of December 31, 2025, total compensation cost not yet recognized related to unvested stock options was approximately $0.26 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the years ended December 31, 2025 and 2024 are presented in the table below. The weighted average fair value of stock options issued during the years ended December 31, 2025 and 2024 was $6.72 and $36.68 per share, respectively.

	2025	2024
Exercise price	$7.69	$43.12
Expected term (in years)	5.6	5.8
Volatility	124.9%	114.78%
Risk free rate	4.0%	4.0%
Dividend yield	0%	0.0%

The following table presents the exercise price of outstanding stock options as of December 31, 2025:

Exercise price	Options outstanding

$0.01 - $80.00	75,288
$80.01 or higher	48,619
Total	123,907

NOTE 6: CAPITALIZATION

a.	As of December 31, 2025 and December 31, 2024, the Company had 200,000,000 shares of common stock authorized and 2,167,324 and 428,799 shares issued and outstanding, respectively. As of December 31, 2025 and December 31, 2024, the Company had 5,000,000 shares of preferred stock authorized and 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock issued and outstanding as of December 31, 2025. There were no shares of preferred stock issued or outstanding as of December 31, 2024. As of December 31, 2025 and December 31, 2024, there were warrants outstanding to purchase an aggregate of 1,788,729 and 238,423 shares of common stock, respectively. As of December 31, 2025, these warrants were exercisable at a weighted average price of $28.72 and their weighted average remaining contractual term was 4.3 years. On February 11, 2026, the Company reduced the exercise of warrants to purchase an aggregate of 1,676,425 shares of the Company’s common stock that were issued in financing transactions during 2024 and 2025 to $1.75 per share. For more details see Note 11. Following this adjustment, the total outstanding warrants at December 31, 2025 are exercisable at a weighted average price of $19.57.

b.	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. The fair value of a warrant to purchase one share of common stock that was issued to the placement agent was $20.72. On February 11, 2026, the Company reduced the exercise price of the January 2025 Warrants and the placement agent warrants to $1.75 per share. For more details see Note 11.

c.	On February 12, 2025, the Company entered into the SEPA with Yorkville, which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million. Effective March 11, 2026, the Company terminated the SEPA with Yorkville, and the SEPA is no longer in effect.

d.	On June 1, 2022, the Company entered into an ATM Agreement which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. During 2025 the Company sold 520,000 shares of the Company’s common stock for aggregate net proceeds of approximately $2.25 million, after deducting issuance expenses in the amount of approximately $0.1 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3.

e.	On December 22, 2025, the Company entered the Purchase Agreement with David E. Lazar pursuant to which the Company agreed to issue and sell an aggregate of 1,000,000 shares of convertible preferred stock, consisting of (i) 300,000 shares of Series AA Convertible Preferred Stock and (ii) 700,000 shares of Series AAA Convertible Preferred Stock, at a purchase price of $6.00 per share for gross proceeds of $6.0 million. The transaction closed on December 23, 2025. Each share of Series AA Preferred Stock is convertible, subject to stockholder approval, into 20 shares of the Company’s common stock, par value $0.01 per share. Each share of Series AAA Preferred Stock is convertible into 150 shares of Common Stock. Upon full conversion, the Preferred Stock would convert into an aggregate of 111,000,000 shares of Common Stock. Conversion of the Preferred Stock was subject to compliance with Nasdaq Listing Rule 5635, which requires stockholder approval for issuances of Common Stock in excess of 19.99% of the Company’s outstanding shares. Accordingly, the Company agreed to seek stockholder approval for the issuance of the full number of shares of common stock underlying the Preferred Stock. Conversion approval was obtained subsequent to December 31, 2025, on February 26, 2026. See additional discussion in Note 11. The Company determined that the Preferred Stock was not within the scope of ASC 480 as it did not contain any embedded derivatives required to be bifurcated from the Preferred Stock therefore these instruments were equity classified within permanent equity.

f.	On December 23, 2025, the Company filed a Series AA Certificate of Designation and Series AAA Certificate of Designation with the Secretary of State of Delaware designating the rights, preferences and limitations of each of the shares of the Series AA Preferred Stock and the Series AAA Preferred Stock (collectively, the “Preferred Stock”), respectively.

Following stockholder approval, each share of Series AA Preferred Stock is convertible into 20 shares of the Company’s Common Stock, and each share of Series AAA Preferred Stock is convertible into 150 shares of Common Stock. The Preferred Stock shall rank:

●	senior to all of the common stock;
●	senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the Preferred Stock (“Junior Securities”); and
●	on parity with each other (i.e. Series AA Preferred Stock shall rank pari passu with Series AAA Preferred Stock)

in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (each, a “Dissolution”).

In the event of a Dissolution, holders of the Preferred Stock will be entitled to receive, before any distributions to the holders of the Common Stock and the holders of junior securities, an amount per share of Preferred Stock equal to the greater of (i) $6.00 (subject to adjustment in the event of any stock split, combination or reclassification), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of the Preferred Stock been converted into common stock (without regard to any restrictions on conversion) immediately prior to such Dissolution. Shares of Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock. For the avoidance of any doubt, neither a change in control of the Company, the merger or consolidation of the Company with or into any other entity, nor the sale, lease, exchange or other disposition of all or substantially all of the Company’s assets shall, in and of itself, be deemed to constitute a Dissolution.

Shares of Preferred Stock will generally have no voting rights, except to the extent provided by applicable law, and except that the consent of the holders of a majority of the outstanding shares of the Preferred Stock will be required to (i) alter, repeal or change the powers, preferences or rights of the Preferred Stock or alter or amend the Certificate of Designations so as to adversely affect the Preferred Stock, (ii) supplement, amend, restate, repeal, or waive any provision of the Company’s amended and restated certificate of incorporation or bylaws, or file any certificate of amendment, certificate of designation, preferences, limitations and relative rights of any series of preferred stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Company’s amended and restated certificate of incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (iii) increase or decrease (other than by conversion) the number of authorized shares of the Preferred Stock; or (iv) enter into any agreement with respect to any of the foregoing.

NOTE 7: CONVERTIBLE PROMISSORY NOTES

In June 2025, the Company entered into securities purchase agreements with certain investors, including the chief executive officer of the Company, for the offering in a private placement of convertible promissory notes (the “Notes”) in the aggregate principal amount of approximately $5.7 million and warrants to purchase shares of common stock.

The Notes bore interest at the rate of 6% per year and matured on July 28, 2026. The Notes were convertible, together with accrued interest, into shares of the Company’s common stock on the date which was the earlier of (i) the date that is 30 days from the effectiveness of a reverse split effected by the Company on Nasdaq (i.e. July 27, 2025), and (ii) the one-year anniversary from the issuance of the Notes.

On July 27, 2025, the Notes automatically converted into an aggregate of 501,566 shares of the Company’s common stock at a conversion price of $8.3024 per share, which represented 80% of the average Nasdaq closing price of the Company’s common stock for the five trading days immediately preceding and including the conversion date, subject to a maximum conversion price of $11.20 per share. In addition, for investors whose conversions would have exceeded ownership limits of 4.99% or 9.99%, the Company issued pre-funded warrants to purchase an aggregate of 190,795 shares of common stock which represent the portion that would otherwise exceed the applicable threshold. The pre-funded warrants have substantially the same terms as the July 2025 Warrants (as defined below), except they are exercisable at $0.01 per share and do not have an expiration date. As of December 31, 2025, pre-funded warrants to purchase an aggregate of 190,795 shares of common stock had been exercised.

In connection with the automatic conversion of the Notes, the Company also issued to investors in the offering warrants to purchase an aggregate of 1,384,722 shares of common stock (the “July 2025 Warrants”). The July 2025 Warrants are exercisable at a price of $8.3024 per share and have a term of five years, expiring on July 27, 2030. On February 11, 2026, the Company reduced the exercise price of the July 2025 Warrants to $1.75 per share. For more details see Note 11.

The Company made an irrevocable election to measure the Notes at fair value as it believes the fair value option provides a greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock. Accordingly, the Company recognized an increase in the fair value of the Notes of approximately $1.15 million during 2025. On July 27, 2025, the Company determined the fair value of the Notes immediately prior to their conversion, based on the closing share price on that date and the number of shares to be issued. Upon conversion, the Company reclassified the fair value of the Notes, approximately $6.8 million, net of approximately $9,000 for issuance cost, from current liabilities to shareholders’ equity.

Placement agent fees and other offering-related expenses totaling approximately $0.8 million were recognized as general and administrative expenses in the statement of operations. In addition, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 83,083 shares of common stock at an exercise price of $8.3024. The placement agent warrants have substantially the same terms as the July 2025 Warrants, except they include a cashless exercise feature and expire on the fifth anniversary of the issuance date. The fair value of each July 2025 Warrant and each placement agent warrant was $8.73. On February 11, 2026, the Company reduced the exercise price of the placement agent warrants to $1.75 per share. For more details see Note 11.

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

NOTE 9: INCOME TAXES

As of December 31, 2025, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.

Income before provision for income taxes consisted of the following:

	For the year ended December 31,
	2025	2024
U.S.	$(21,447,994)	$(15,577,092)
Foreign	600,800	556,663
Total income before provision for income taxes	$(20,847,194)	$(15,020,429)

The provision for income taxes on earnings from continuing operations consisted of the following:

	For the year ended December 31,
	2025		2024
Current:	$		$
Federal		-		-
State		1,716		1,700
Foreign		-		-
Total Current		$1,716		$1,700
Deferred:
Federal		-		-
State		-		-
Foreign		-		-
Total Deferred		-		-
Income tax expense		$1,716		$1,700

The reconciliation of federal statutory income tax rate to our effective tax rate after the adoption of ASU 2023-09 is as follows:

	For the year ended December 31, 2025

U.S. Federal Statutory Tax Rate	(4,374,816)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect*	1,356	0.0%
Foreign Tax Effects	(126,168)	0.6%
Changes in Valuation Allowances	4,077,647	(19.6)%
Nontaxable or Nondeductible items:
Change in fair value of convertible notes	242,218	(1.2)%
Other	385,207	(1.8)%
Other Adjustments	(203,728)	1.0%
Effective Tax Rate	$1,716	0.0%

*	State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

	For the year ended December 31, 2024

U.S. Federal Statutory Tax Rate	(3,154,290)	21.0%
State and local taxes, net of federal tax benefit	(11,768)	0.1%
Permanent differences	230,890	(1.5)%
Change in valuation allowance	2,454,200	(16.3)%
Stock-based compensation	482,045	(3.2)%
Other	623	0.0%
Income tax expense	$1,700	0.1%

The significant components of deferred income taxes were as follows:

	2025	2024
Deferred tax assets:
Net operating losses	$57,370,722	$53,447,116
Capitalized R&D	2,289,605	2,959,591
Stock-based compensation	1,070,010	288,756
Accruals	6,945	249,495
Operating lease liabilities	-	17,760
Other	435	616
Total gross deferred tax assets	60,737,717	56,963,334

Deferred tax liabilities:
Right-of-use asset	-	(17,340)
Gross deferred tax liabilities	-	(17,340)

Gross deferred tax assets	60,737,717	56,945,994
Valuation Allowance	(60,737,717)	(56,945,994)
Net deferred tax asset/(liabilities)	$-	$-

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

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance for the years ended December 31, 2025 and 2024. The net change in total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $3.8 million and increase of $2.5 million respectively.

At December 31, 2025, the Company has United States federal and state net operating loss (NOL) carryforwards of $54.6 million and $8.1 million, respectively. The federal NOL carryforwards generated in pre-2018 tax years of $0.8 million will begin to expire in 2036 while federal NOLs generated after 2017 of $53.8 million will carry forward indefinitely. The state NOL carryforwards of $8.1 million will begin to expire in 2035 unless previously utilized. At December 31, 2025, the Company also had Israel NOL carryforwards of $197.2 million. The Israel NOLs carry forward indefinitely.

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

The Company recognizes the benefit of tax positions taken or expected to be taken in its tax returns in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by authorities. Recognized tax positions are measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. As of December 31, 2025 and 2024 the Company has not recorded any unrecognized tax benefits.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of December 31, 2025 and 2024, the Company recorded no accrued interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal and various state income tax returns and is subject to the examination for tax years back to 2022 and 2021 for federal and state purposes, respectively, and its NOLs dating back to inception are subject to adjustment by the taxing authorities if claimed on future tax filings for which the statute remain open to examination. The Company also files Israeli tax returns and is subject to examination for tax years back to 2021. The Company is not currently under audit by the Internal Revenue Service or other similar national, state and local authorities.

NOTE 10: SEGMENT INFORMATION

The Company operates in one business segment, focusing on the development of a novel and patented systemically administered anti-cancer and anti-viral immunotherapy. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying consolidated statements of operations.

As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2025 and 2024:

	For the Year ended December 31,
	2025	2024
Research and development:
External research and development	$5,832,371	$4,355,449
Internal personnel costs	3,508,588	2,895,648
Total research and development	9,340,959	7,251,097
General and administrative	10,492,554	8,114,654
Other income, net	(138,018)	(343,724)
Change in fair value of convertible promissory notes	1,153,421	-
Net loss	$20,848,916	$15,022,027

NOTE 11: SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2025, the date of these consolidated financial statements, through March 17, 2026, which represents the date the consolidated financial statements were issued, for events requiring recognition or disclosure in the consolidated financial statements for the year ended December 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except for the following:

a.	On February 11, 2026, the Company entered into warrant repricing agreements with certain holders of warrants to purchase an aggregate of 913,638 shares of the Company’s common stock that were issued in financing transactions during 2024 and 2025. Pursuant to these agreements, the exercise price of such warrants was reduced to $1.75 per share. As a condition to the repricing, the participating holders agreed to enter into a voting agreement pursuant to which they agreed to vote all shares of common stock held by them in favor of the proposals that were presented at the Company’s special stockholder meeting scheduled for February 26, 2026. In addition, on February 11, 2026, the Company’s board of directors approved a reduction of the exercise price to $1.75 per share for the remaining warrants and placement agent warrants to purchase an aggregate of 762,787 shares of common stock issued in the same financing transactions. Other than the reduction in the exercise price, all other terms and provisions of the warrants remain unchanged.

b.	On February 26, 2026, the Company’s stockholders voted to approve, among other things, the issuance of shares of the Company’s common stock issuable upon the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d). For more details see Note 6(e).

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer (who is our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control- Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

The following table sets forth information relating to our executive officers and directors as of March 16, 2026.

Name	Age	Position
Executive Officers
David E. Lazar	35	Co-Chief Executive Officer and Chairman
Jeffrey A. Meckler	59	Co-Chief Executive Officer and Director
Michael J. Newman, Ph.D.	70	Chief Scientific Officer
Nir Sassi	50	Chief Financial Officer
Walt A. Linscott, Esq.	65	Chief Operating Officer

Non-Executive Directors
Dr. Roger J. Pomerantz	68	Director
Avraham Ben-Tzvi	55	Director
Anthony J. Maddaluna	72	Director
William B. Hayes	59	Director
David Natan	72	Director
Jerome Jabbour	51	Director
Matthew McMurdo	54	Director

Biographical information with respect to our executive officers and directors is provided below.

Information about Our Executive Officers

David E. Lazar has served on our Board since December 2025 and was appointed in connection with the closing of the Investment Transaction. Mr. Lazar has served as the CEO and Chairman of Kala Bio Inc. (NASDAQ: KALA) since December 2025. Mr. Lazar previously served as Chief Executive Officer of Novabay Pharmaceuticals, Inc. (NASDAQ: NBY) from August - November 2025. Prior to that, Mr. Lazar served as director on the board of directors of FiEE, Inc. (NASDAQ: FIEE) (formerly Minim, Inc.) where he also served as the Chief Executive Officer and Chief Financial Officer from December 2023 to February 2025. Mr. Lazar served as interim Chief Executive Officer and principal financial officer of Bio Green Med Solution Inc. (NASDAQ: BGMS) (formerly Cyclacel Pharmaceuticals, Inc.), from January 2, 2025 through February 26, 2025. Mr. Lazar served as the Chief Executive Officer of Black Titan Corporation listed on Nasdaq (NASDAQ: BTTC) (formerly Titan Pharmaceuticals, Inc.) from August 2022 to April 2024, where he also served as a director and board chairman from August 2022 until October 2023. Mr. Lazar also served as the chief executive officer and chairman of the board of directors of OpGen, Inc. (OTC: OPGN) from March 2024 to August 2024. Mr. Lazar also served as the president and a member of the board of directors of LQR House Inc. (NASDAQ: YHC) from October 2024 to April 2025. Mr. Lazar served as the Chief Executive Officer of Activist Investing from March 2018 to April 2022. The Board believes that Mr. Lazar’s expertise as an investor with a diverse knowledge of capital markets and experience leading public companies qualifies him to serve as a member of the Company’s Board of Directors.

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

Michael J. Newman, Ph.D. has served as our Chief Scientific Officer since August 2021 and served as a board member from August 2021 until February 2026. Dr. Newman is a pharmaceutical/biotechnology executive with over 40 years of experience carrying out and managing oncology research and development, in addition to undergraduate and graduate research and training in microbiology. He was the Founder, President, Chief Executive Officer and a member of the board of directors of Decoy (from August 2013 to August 2021). His previous positions also include faculty appointments in Biochemistry at Brandeis University (from 1984 to 1987) and the Roche Institute of Molecular Biology (from 1987 to 1992), Senior Associate Director of Oncology at Sandoz Pharmaceuticals (world-wide head of Cancer Biology), and Executive Director of Oncology at Novartis Pharmaceuticals (Head of Cancer Biology in the U.S.) (from 1992 to 1997), and senior management at several Biotechnology companies (from 1998 to 2012). Dr. Newman received a bachelor’s degree in Biology from the University of California at San Diego, a Ph.D. in Cell and Developmental Biology from Harvard Medical School (National Science Foundation Pre-Doctoral Fellow) and carried out post-doctoral research at Cornell University.

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

Non-Executive Directors

Dr. Roger J. Pomerantz served as our Chairman from July 2021 until December 2025 and previously served on Intec Israel’s board of directors from March 2018 until the Merger. Dr. Pomerantz served as Chairman and Chief Executive Officer of Contrafect Corporation (Nasdaq: CFRX) from April 2019 to November 2023. Prior to that, he served as Vice Chairman of Contrafect from May 2014 to April 2019. Previously, Dr. Pomerantz was a Venture Partner at Flagship Pioneering from 2014 through 2019. In addition, from November 2013 to December 2019, Dr. Pomerantz served as Chairman of the board of directors of Seres Therapeutics, Inc. (Nasdaq: MCRB), a biotechnology company, and as its President and Chief Executive Officer from June 2014 to January 2019. Prior to joining Seres, Dr. Pomerantz was Worldwide Head of Licensing & Acquisitions, Senior Vice President at Merck & Co. Inc., where he oversaw all licensing and acquisitions at Merck Research Laboratories, including external research, out-licensing regional deals, and academic alliances. Previously, he served as Senior Vice President and Global Franchise Head of Infectious Diseases at Merck. Prior to joining Merck, Dr. Pomerantz was Global Head of Infectious Diseases for J&J. Dr. Pomerantz has. Since February 2020, he served as Chairman of Collplant Biotechnologies (Nasdaq: CLPT), since May 2022 he served as Vice Chairman of Enlivex Therapeutics Ltd. (Nasdaq: ENLV), and was previously a member of the board of directors of Viracta (Nasdaq: VIRX) from June 2020 until December 2024, Rubius Therapeutics (Nasdaq: RUBY) from 2014 to 2019 and Evelo Therapeutics (Nasdaq: EVLO) from 2015 to 2016. Dr. Pomerantz earned his B.A. in biochemistry at the Johns Hopkins University and his M.D. at the Johns Hopkins School of Medicine. He completed his internal medicine internship and residency training, and his subspecialty clinical and research training in infectious diseases and virology at the Massachusetts General Hospital of Harvard Medical School. His post-doctoral research training in molecular retrovirology was obtained at both Harvard Medical School and the Whitehead Institute of the Massachusetts Institute of Technology (MIT). Dr. Pomerantz also served as the Chief Resident at the Massachusetts General Hospital. Following his medical-scientist training, he was an Endowed, Tenured Professor of Medicine and Molecular Pharmacology and Chairman of the Infectious Diseases Department of Thomas Jefferson University in Philadelphia. Dr. Pomerantz is an internationally recognized expert in HIV molecular pathogenesis and latency. He has developed ten approved infectious disease drugs in important diseases including HIV, HCV, tuberculosis, and Clostridium difficile infection. We believe Dr. Pomerantz is qualified to serve on our board of directors because of his significant scientific, executive and board leadership experience in drug development and in the pharmaceutical industry.

Avraham Ben-Tzvi is the founder of ABZ Law Office, a boutique Israeli law firm specializing in corporate and securities laws, commercial law & contracts, and various civil law matters, as well as providing outsourced general counsel services for publicly traded as well as private companies and corporations, which he established in January 2017. Mr. Ben-Tzvi served as Chief Legal Officer and General Counsel of Purple Biotech Ltd. (formerly Kitov Pharma Ltd.) (NASDAQ/TASE: PPBT), a clinical-stage company advancing first-in-class therapies to overcome tumor immune evasion and drug resistance, from November 2015 until April 2020. Prior to that, Mr. Ben-Tzvi served as General Counsel and Company Secretary at Medigus Ltd. (NASDAQ/TASE: MDGS), a minimally invasive endosurgical tools medical device and miniaturized imaging equipment company, from April 2014 until November 2015. Prior to that he served as an attorney at one of Israel’s leading international law firms where, amongst other corporate and commercial work, he advised companies and underwriters on various offerings by Israeli companies listing in the US and on various SEC related filings. Prior to becoming a lawyer, Mr. Ben-Tzvi worked in several business development, corporate finance and banking roles at companies in the financial services, lithium battery manufacturing and software development industries. Mr. Ben-Tzvi has been serving as a member of the Board of Directors of Black Titan Corporation (NASDAQ: BTTC), a distributor of human capital management software solutions in Southeast Asia, since October 1, 2025, following the completion of a merger with Titan Pharmaceuticals Inc. where he served as a director between August 2022 and the completion of the merger with Black Titan Corporation on October 1, 2025. Between January 5, 2025 and April 2, 2025, Mr. Ben-Tzvi served as a member of the Board of Directors of Cyclacel Pharmaceuticals Inc. (NASDAQ: CYCC) a pharmaceuticals development company. Between October 15, 2024 and December 19, 2024, Mr. Ben-Tzvi served as a member of the Board of Directors of LQR House, Inc. (NASDAQ: YHC), a company in the wine and spirits e commerce sector. Between March 25, 2024 and August 2, 2024, Mr. Ben-Tzvi served as a member of the Board of Directors of OpGen, Inc. (NASDAQ: OPGN), a precision medicine company. Between December 2023 and February 2025, Mr. Ben-Tzvi served as a member of the Board of Directors of Minim, Inc. (NASDAQ: MINM), a company which delivered smart software-driven communications products under the globally recognized Motorola brand and Minim® trademark. Mr. Ben-Tzvi holds a B.A., magna cum laude, in Economics from Yeshiva University in New York and an L.L.B., magna cum laude from Sha’arei Mishpat College of Law in Hod HaSharon, Israel. Mr. Ben-Tzvi is a licensed attorney and member of the Israel Bar Association and is also licensed as a Notary by the Israeli Ministry of Justice. We believe that Mr. Tzvi’s profession as a lawyer in Israel and his experience of working with companies having American and Israeli presence qualifies him to serve as a member of the Company’s Board of Directors.

Jerome D. Jabbour, JD is currently the Chairman and Chief Executive Officer of Matinas BioPharma Holdings, Inc. (NYSE AMER: MTNB). Mr. Jabbour was appointed Chief Executive Officer in March 2018 and was named Chairman in March 2025. He has served as Matinas’ President since March 2016. Prior to that he served as Matinas’ Executive Vice President, Chief Business Officer, General Counsel and Secretary since October 2013 and as one Matinas’ Directors from April 2012 until November 2013. Mr. Jabbour is also a co-Founder of Matinas Biopharma. Prior to joining Matinas, he was the Executive Vice President and General Counsel of Medimedia USA, or MediMedia, from 2012 to October 2013, a privately held diversified healthcare services company. Prior to MediMedia, he was the Senior Vice President, Head of Global Legal Affairs of Wockhardt Limited (2008-2012), a global pharmaceutical and biotechnology company, and Senior Counsel and Assistant Secretary at Reliant Pharmaceuticals (2004-2008). Earlier in his career, he held positions as Commercial Counsel at Alpharma, Inc. (2003-2004) and as a corporate associate at Lowenstein Sandler LLP (1999-2003). Mr. Jabbour earned his JD from Seton Hall University School of Law in New Jersey and a B.A. in Psychology from Loyola University in Baltimore. He is a member of the New Jersey Bar as well as the Bar of the Supreme Court of the United States. Mr. Jabbour’s background as an executive, attorney, and his experience working with public companies make him qualified to serve on our Board.

Matthew C. McMurdo joined the Company as Vice President, New Strategies effective January 15, 2026. Mr. McMurdo has been a consultant for Activist Investing, LLC since 2023 and has served as Managing Member of McMurdo Law Group, LLC, a corporate law practice, since 2010. Previously, Mr. McMurdo was a Partner at Nannarone & McMurdo, LLP, a boutique law firm, from 2008 to 2010. In addition, Mr. McMurdo served as General Counsel of Berkley Asset Management LLC, the general partner of a real estate fund focused on opportunistic and distressed real estate assets, from 2011 to 2013. Mr. McMurdo was Of-Counsel at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., from 2007 to 2008 and an associate at Greenberg Traurig, LLP from 2006 to 2007. Mr. McMurdo served on the Board of Directors, and on the audit and nomination committee, and chairman of the compensation committee of Black Titan Corp. (NASDAQ: BTTC) (formerly, Titan Pharmaceuticals Inc. (NASDAQ: TTNP)) from 2022 to 2024. He also served as a Director at FiEE, Inc. (NASDAQ: FIEE) (formerly, Minim, Inc. (NASDAQ: MINM)) from 2023 to 2025 and as Director at Bio Green Med Solution Inc. (NASDAQ: BGMS) (formerly Cyclacel Pharmaceuticals, Inc.) (NASDAQ: CYCC) from January 2, 2025 through February 26, 2025. Mr. McMurdo also served on the board of directors of OpGen, Inc. (OTC: OPGN) from March 2024 to August 2024. Mr. McMurdo holds a B.S. in Finance from Lehigh University and a J.D., cum laude, from Benjamin N. Cardozo School of Law. Mr. McMurdo’s extensive experience as an attorney, executive and consulting roles, and prior board positions with public companies makes him qualified to serve on our Board. On September 20, 2024, Mr. McMurdo entered into an order, or the Order, with the SEC, which order finds that Mr. McMurdo engaged in improper professional conduct within the meaning of Section 4C(a)(2) of the Securities and Exchange Act of 1934 and Rule 102(e)(1)(ii) of the SEC’s Rules of Practice. The Order relates to Mr. McMurdo’s engagement as counsel for a non-SEC reporting public company from 2016 through 2021 and finds, among other things, that Mr. McMurdo prepared, signed, and issued attorney letters for current information containing false or misleading information to support the continued listing of the company on OTC Markets. Mr. McMurdo agreed to the entry of the Order suspending him from appearing and practicing before the SEC as an attorney. Under the Order, McMurdo is permitted to apply for reinstatement after one year. Mr. McMurdo is not yet reinstated as of the date of this Annual Report on Form 10-K.

David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, both domestically and internationally, since 2007. From 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products sourced from China. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of Pharma Net Development Group, Inc., a drug development services and clinical trials company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served various roles in increasing responsibility with Deloitte & Touche LLP, a global accounting and consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (Nasdaq: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Additionally, since April 2024, Mr. Natan has served as a member of the Board of Directors and Audit Committee Chair of FIEE, Inc., a technology company specializing in SAAS solutions and Al software development, primarily in Hong Kong. Previously, Mr. Natan has served as a director for the following public companies: Global Technovations, Forcefield Energy, Black Titan (Nasdaq: BTTC), Vivakor Inc. (Nasdaq: VIVK), Net Brands Corp. (OTC: NBND), OpGen Inc. (OTC: OPGN), and Bio Green Med Solutions (Nasdaq: BGMS). Mr. Natan is a CPA (inactive), holds a B.A. in Economics from Boston University, and was appointed to Omicron Delta Epsilon, an international honor society in the field of Economics. Mr. Natan’s extensive experience as an executive, his background in finance, and his exposure to public companies qualifies him to be on our Board.

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

Board Composition

Our Amended and Restated Certificate of Incorporation, as amended, or the Charter, provides for a classified Board consisting of three (3) classes of directors, Class I, Class II and Class III, each with staggered three (3)-year terms. We currently have nine (9) directors on our Board. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The current class structure is as follows: Class I, whose term will expire at the 2028 Annual Meeting of Stockholders; Class II, whose term will expire at the 2026 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2027 Annual Meeting of Stockholders. The current Class I directors are David E. Lazar, Avraham Ben-Tzvi, and Jerome Jabbour; the current Class II directors are William B. Hayes, Anthony Maddaluna, and David Natan; the current Class III directors are Jeffrey A. Meckler, Matthew McMurdo and Roger J. Pomerantz, M.D., F.A.C.P. As set forth in our Charter, the Board of Directors is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Charter and Bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of a majority in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

Director Independence

Mr. McMurdo, Mr. Meckler, Mr. Lazar, and Mr. Ben-Tzvi do not qualify as “independent” in accordance with the listing requirements of Nasdaq whereas Mr. Hayes, Mr. Jabbour, Mr. Maddaluna, Mr. Natan, and Dr. Pomerantz qualify as independent directors under Nasdaq’s definition of independence. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director or director nominee that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director or director nominee. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors/director nominees and us with regard to each director’s/director nominee’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors and director nominees or executive officers.

Director Candidates

The Nominating Committee is primarily responsible for recommending to the Board nominees for election as director, and the Board is responsible for selecting nominees for election. In identifying director candidates for the Board, the Nominating Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating Committee reviews the backgrounds and qualifications of those candidates in light of the function and needs of the Board, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating Committee for candidates for election as a director. The Nominating Committee and the Board utilize the same criteria for evaluating candidates regardless of the source of the referral.

Stockholder recommendations of director candidates should be addressed to the Nominating Committee in care of the Secretary, c/o Indaptus Therapeutics, Inc., 3 Columbus Circle, 15th Floor, New York, NY 10019. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

Following the Investment Transaction, the Company appointed David E. Lazar as the Chairman and Co-Chief Executive Officer of the Company. The independent directors on the Board use their collective experience, oversight, and expertise in determining the strategies and priorities the Company should follow. The Board believes that the combined role of Chairman and co-CEO will promote the best interests of the Company and will make the best use of the expertise of the Chairman/co-CEO and his unique insights into the challenges facing the Company, the opportunities available to the Company, and the operations of the Company. Together, we expect that the Chairman/co-CEO and independent directors will develop the strategic direction of the Company. The Board believes that this is the appropriate balance of having a fully informed Chairman and independent oversight.

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

Clawback Policy

Our Board of Directors has adopted a Policy for Recovery of Erroneously Awarded Compensation, or the Clawback Policy, in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Financial Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Policies and Practices Related to the Grant of Certain Equity Awards

From time to time, we award stock options to our employees, including the named executive officers. Historically, we awarded new-hire option grants on or soon after a new hire’s employment start date and periodic annual refresh employee option grants, which refresh grants are typically approved at a meeting of the compensation committee or board. Non-employee directors receive automatic initial and annual stock option grants, at the time of a director’s appointment or election to the board and at the time of each annual meeting of our stockholders, respectively. For additional information on our non-employee director compensation policy see below under the heading, “Director Compensation.”

We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. It is the Company’s practice to not grant any awards to its named executive officers when in possession of any material nonpublic information, and to wait until such material nonpublic information has been fully disclosed, widely disseminated to the public and at least two full business days have passed after such material nonpublic information has been disclosed.

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

Anti-Hedging Policy

Our insider trading policy prohibits our directors, officers and employees and any entities they control from engaging in short sales and transactions in put or call options and other forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, and other similar transactions, unless such transaction has been pre-approved by the Chief Financial Officer.

Attendance by Members of the Board of Directors at Meetings

There were seven meetings of the Board of Directors during the fiscal year ended December 31, 2025. During the fiscal year ended December 31, 2025, each director attended at least 75% of the aggregate of (i) all meetings of the Board of Directors and (ii) all meetings of the committees on which the director served during the period in which he or she served as a director. We do not maintain a formal policy regarding director attendance at the Annual Meeting; however, members of our Board of Directors are encouraged to attend. One of our directors then serving attended the 2025 Annual Meeting of Stockholders.

Committees of the Board

Our Board has established four standing committees-Audit, Compensation, Nominating, and Science and Technology. Each of Audit, Compensation and Nominating Committee operates under a written charter that has been approved by our Board.

The members of each of the Board committees and committee Chairpersons are set forth in the following chart.

Name	Audit	Compensation	Nominating
William B. Hayes	Chairperson	X
David Natan	X
Anthony J. Maddaluna		Chairperson	X
Roger Pomerantz	X		Chairperson

Audit Committee

Our Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	monitoring the rotation of the partners of our independent registered public accounting firm on our audit engagement team and considering periodically the rotation of auditing firms;

●	overseeing the work of our independent registered public accounting firm;

●	reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit, including our annual financial statements and related disclosures, and the results of the review by the independent registered public accounting firm of our quarterly financial statements and related disclosures;

●	discussing with management and the independent registered public accounting firm the adequacy of our internal control over financial reporting, disclosure controls and procedures, compliance with legal and regulatory requirements, and code of business conduct and ethics;

●	discussing with management and the independent registered public accounting firm our risk management policies;

●	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our independent registered public accounting firm and management;

●	reviewing and providing oversight of any related person transactions, including establishing such policies and procedures as appropriate to facilitate such review; and

●	preparing the audit committee report required by the SEC rules.

The Audit Committee charter is available on the Investors page of our website at www.indaptusrx.com. The members of the Audit Committee are Mr. Hayes, Mr. Natan, and Dr. Pomerantz. Mr. Hayes serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Mr. Hayes, Mr. Natan, and Dr. Pomerantz is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the Nasdaq Rules, including those related to Audit Committee membership.

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

The Audit Committee met four times in 2025.

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

The Compensation Committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of executive officers (other than the Chief Executive Officer). Pursuant to the Compensation Committee’s charter, which is available on the Investors page of our website at www.indaptusrx.com, the Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. The Compensation Committee did not engage the services of a compensation consultant in 2025.

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

The Compensation Committee met three times in 2025.

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

The Nominating Committee charter is available on the Investors page of our website at www.indaptusrx.com. The members of our Nominating Committee are Mr. Maddaluna and Mr. Pomerantz. Mr. Pomerantz serves as the Chairperson of the Nominating Committee. The Nominating Committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates or consider director candidates recommended by our stockholders.

The Nominating Committee did not have any meetings in 2025.

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

Mr. Maddaluna is the only current member of the Science and Technology committee. At present, no members have been appointed to replace Dr. Gilbert, Mr. Newman, and Mr. Martell following the special meeting.

Item 11. Executive Compensation.

Our named executive officers for 2025, which consist of our principal executive officer and the next two most-highly compensated executive officers who were serving as executive officers as of December 31, 2025 are:

●	David E. Lazar, Co-Chief Executive Officer and Director

●	Jeffrey A. Meckler, Co-Chief Executive Officer and Director;

●	Walt. A. Linscott, Esq., Chief Operating Officer; and

●	Michael J. Newman, Chief Science Officer

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during 2025 and 2024.

						Non-equity
						Incentive
				Stock	Option	Plan	All Other
Name and		Salary	Bonus	Awards	Awards(1)	Compensation	Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Jeffrey A. Meckler,	2025	458,646	—	—	—	297,500	1,441,025	2,197,171
Co-Chief Executive Officer	2024	575,000	—	—	219,421	287,500	75,296	1,157,217
David E. Lazar,	2025	—	—	—	—	—	—	—
Co-Chief Executive Officer(3)	2024	—	—	—	—	—	—	—
Walt A. Linscott, Esq.,	2025	491,000	—	—	—	245,500	1,217,370	1,953,870
Chief Operating Officer	2024	475,000	—	—	182,156	237,500	75,744	970,400
Michael J. Newman	2025	363,063	—	—	—	235,500	1,092,723	1,691,286
Chief Science Officer	2024	455,000	—	—	134,828	227,500	17,485	834,813

(1) The amounts reported do not reflect the amounts actually received by our named executive officers. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of stock options granted to our named executive officers during the fiscal year ended December 31 2024, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. Our named executive officers will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(2) For 2024, referenced amount is for the Company paid portion of medical and life insurance premiums, and Company 401(k) contributions. For 2025, reference amount is for the Company paid portion of medical and life insurance premiums, and Company 401(k) contributions and cash and equity payments made pursuant to Modification Agreements as described below.

(3) Mr. Lazar was appointed as Co-Chief Executive Officer effective December 23, 2025 and has not entered into an employment agreement with the Company as of the date of this Annual Report on Form 10-K. He received no compensation for the fiscal year ended December 31, 2025.

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

The actual base salaries paid to all of our named executive officers for 2025 are set forth in the “Summary Compensation Table” above.

Annual Cash Performance Bonuses

Each named executive officer is also eligible for a performance bonus based upon the achievement of certain corporate performance goals and objectives approved by our Compensation Committee and Board of Directors.

Bonuses are set based on a percentage of the executive’s base salary as of the end of the bonus year and are expected to be paid out in the first quarter of the following year. The target level for 2025 executive bonuses was 50% for each named executive officer (except for Mr. Lazar). All final bonus payments to our named executive officers are determined by our Compensation Committee or our Board of Directors. The actual bonuses awarded in any year, if any, may be more or less than the target, depending on individual performance and the achievement of corporate objectives and may also vary based on other factors at the discretion of the Compensation Committee.

For 2025, the corporate performance objectives for our named executive officers were related to clinical milestones, research and development goals, business development opportunities, financing objectives and human capital management objectives. These performance objectives and areas of emphasis were used as a guide by the Compensation Committee and Board of Directors in determining overall corporate performance for these executives as they represented those areas in which they were expected to focus their efforts during the year. Both qualitative and quantitative guidelines were established for purposes of evaluating performance relating to these corporate objectives during 2025. Based on its review of our overall performance relative to our corporate objectives, the Compensation Committee determined that every goal was achieved or exceeded for annual bonus plan purposes.

The overall achievement level was then used to determine each named executive officer’s bonus. The bonuses paid to our named executive officers for 2025 are set forth in the “Summary Compensation Table” above.

In connection with the Investment Transaction, our named executive officers (other than Mr. Lazar) entered into Modification Agreements as described below pursuant to which they are no longer entitled to an annual bonus for 2026 and subsequent years.

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

In April 2025, each of Mr. Meckler and Mr. Linscott mutually agreed with us to the cancellation of certain options with exercise prices that were significantly “out of the money” in consideration for $500. No option grants were made to our named executive officers during 2025.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards as of December 31, 2025, for each named executive officer:

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of Securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date(1)

Jeffrey A. Meckler,
Co-Chief Executive Officer	08/04/21	(1)	13,392	—	—	248.36	8/4/2031
	01/26/22	(2)	7,142	—	—	137.20	01/26/32
	01/18/23	(3)	3,273	298	—	45.08	01/18/33
	01/22/24	(4)	2,083	1,488	—	48.72	01/22/34
	10/09/24	(5)	—	2,678	—	30.94	10/09/34
Walt A. Linscott, Esq.,
Chief Operating Officer	08/04/21	(1)	7,500	—	—	248.36	8/4/2031
	01/26/22	(2)	1,637	—	—	137.20	01/26/32
	01/18/23	(3)	1,309	119	—	45.08	01/18/33
	01/22/24	(4)	1,562	1,116	—	48.72	01/22/34
	10/09/24	(5)	—	2,678	—	30.94	10/09/34
Michael J. Newman,
Chief Science Officer	08/04/21	(1)	10,357	—	—	248.36	8/4/2031
	01/26/22	(2)	1,548	—	—	137.20	01/26/32
	01/18/23	(3)	1,415	129	—	45.08	01/18/33
	01/22/24	(4)	901	643	—	48.72	01/22/34
	10/09/24	(5)	—	2,678	—	30.94	10/09/34

(1) The options vest over a period of three years from August 4, 2021, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending August 4, 2024.

(2) The options vest over a period of three years from January 26, 2022, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 26, 2025.

(3) The options vest over a period of three years from January 18, 2023, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 18, 2026.

(4) The options vest over a period of three years from January 22, 2024, 33.3% on the first anniversary of such date and 8.33% every three months thereafter, ending January 18, 2027.

(5) The options vest over a period of 18 months from October 9, 2024, with 100% vesting on April 9, 2026.

Employment Agreements and Potential Payments on Employment Termination

On December 22, 2025, in connection with the Investment Transaction, we entered into Modification Agreements with each of our named executive officers (other than Mr. Lazar). Pursuant to the terms of the Modification Agreements Mr. Meckler, Mr. Linscott and Mr. Newman will continue to remain employed in their existing roles except for Mr. Meckler who agreed to change his title to Co-Chief Executive Officer. Pursuant to the Modification Agreements, Mr. Meckler, Mr. Linscott and Mr. Newman agreed to reduce the notice period for termination for any reason to 10 days and waive the severance benefits in the event of a change of control under their original employment agreements in exchange for a combination of an equity settlement payment in lieu of cash payable in shares of common stock (based on $2.03 per share) and a cash payment (which includes 2025 bonuses) as follows: (i) in the case of Mr. Meckler, 216,617 shares of common stock and $1,263,843, (ii) in the case of Mr. Linscott, 54,421 shares of common stock and $1,307,101, and (iii) Mr. Newman, 52,204 shares of common stock and $1,189,275. The Modification Agreements contain a waiver and release of claims relating to or arising from each such officer’s employment agreements.

Additionally, effective January 15, 2026, the Company made adjustments to salaries of Mr. Meckler and Mr. Newman in that each of their salaries were reduced to $60,000 per annum to be paid in accordance with the Company’s standard payroll practice less applicable deductions.

Set forth below is a description of the employment agreements with our named executive officers (other than Mr. Lazar) and a summary of the benefits that would be payable upon termination of employment or in connection with a change in control to such named executive officers under their employment agreements with us, that was in effect prior to the entry of the Modification Agreements.

Jeffrey A. Meckler

We have entered into an employment agreement with Jeffrey A. Meckler, or the Meckler Employment Agreement, which superseded and replaced his employment agreement dated December 11, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel, to serve as our Chief Executive Officer. The Meckler Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Mr. Meckler is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by our Board of Directors on an annual basis. The Board may, in its discretion, grant Mr. Meckler a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

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

Walt A. Linscott, Esq.

We have entered into an employment agreement with Walt A. Linscott, Esq., or the Linscott Employment Agreement, which supersedes and replaces his employment agreement dated October 23, 2017 with Intec Pharma, Inc., a subsidiary of Intec Israel. The Linscott Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Mr. Linscott is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by the Company’s Board of Directors on an annual basis. The Board may, in its discretion, grant Mr. Linscott a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

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

Michael J. Newman

We have entered into an employment agreement with Michael J. Newman, or the Newman Employment Agreement, to serve as Chief Science Officer effective August 4, 2021. The Newman Employment Agreement provides for an annual base salary, subject to review for an upward adjustment on at least an annual basis. Mr. Newman is eligible to participate in an annual executive bonus plan, pursuant to which he may earn an annual target bonus of up to 50% of his base salary, based on the achievement of certain individual and company-wide objectives, which shall be established by our Board of Directors on an annual basis. The Board may, in its discretion, grant Mr. Newman a bonus in excess of the target bonus if the performance criteria are exceeded or for such additional contributions that the Board may choose to recognize.

Upon termination of Mr. Newman’s employment by us without cause or Mr. Newman’s resignation for good reason, Mr. Newman will be entitled to a severance benefit equal to (i) twelve months of his base salary as in effect prior to the termination date, payable in bi-monthly installments and (ii) an amount equal to Mr. Newman’s cost of continued health insurance coverage for twelve months. In addition, if Mr. Newman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Newman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Newman was employed relative to the total number of days in the bonus earning period.

If Mr. Newman’s employment is terminated by us without cause or by Mr. Newman for good reason during the one year period immediately following a change in control or six months before a change in control, then Mr. Newman will be entitled to receive, (i) eighteen months of his base salary as in effect prior to the termination date plus his annual target bonus, payable in bi-monthly installments, (ii) an amount equal to Mr. Newman’s cost of continued health insurance coverage for eighteen months the current year bonus at the target level, which shall be paid within 30 days of termination, (iii) the current year bonus at the target level at a prorated basis, which shall be paid within 30 days of termination, and (iv) full accelerated vesting of all of outstanding equity incentive awards upon the later of the change in control or Mr. Newman’s termination of employment.

In the event that Mr. Newman’s employment terminates by reason of his death or disability, and Mr. Newman is entitled to receive a bonus for the year of termination based on the achievement of pre-determined performance goals (and ignoring any continuation of employment requirements), Mr. Newman (or his representatives) shall be entitled to receive such bonus on the same basis as the other participants in the bonus plan, except that the bonus amount shall be prorated based on the percentage of days Mr. Newman was employed relative to the total number of days in the bonus earning period.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information as of December 31, 2025 about shares of our common stock that may be issued upon the exercise of options under the Indaptus Therapeutics, Inc. 2021 Stock Incentive Plan, or the 2021 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plan approved by security holders(2)	123,907	$104.7	4,383
Equity compensation plans not approved by security holders	-	-	-

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

Pay Versus Performance Table

The following table sets forth information concerning the compensation of our named executive officers, or NEOs, the compensation actually paid to our NEOs, as determined under SEC rules (and described below), our total shareholder return and our net loss, in each case for each of the fiscal years ended December 31, 2023, 2024 and 2025:

(a)	(b)	(c)	(d)	(e)	(f)	(h)
Year	Summary Compensation Table Total for PEO ($)	Compensation Actually Paid to PEO ($)(1)	Average Summary Compensation Table Total for non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return ($)	Net Loss ($)
2025	$2,197,171	$2,094,767	$1,822,578	$1,742,715	$12	$(20,848,916)
2024	$1,157,217	$1,029,281	$949,640	$845,621	$48	$(15,022,027)
2023	$1,001,249	$1,122,094	$744,039	$799,786	$121	$(15,423,471)

(1)	Amounts represent compensation actually paid to our PEO and the average compensation actually paid to our remaining NEOs for the relevant fiscal year, as determined under SEC rules, which includes the individuals indicated in the table below for each fiscal year:

Year	PEO	Non-PEO NEOs
2025	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Michael J. Newman, Ph.D.
2024	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Roger Waltzman M.D.
2023	Jeffrey A. Meckler	Walt A. Linscott, Esq. and Michael J. Newman, Ph.D.

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

Compensation actually paid to our NEOs represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, as adjusted as follows:

	2025
Adjustments	PEO	Average non-PEO NEOs

Deduction for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	$—	$—

Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	—	—

Decrease for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(80,936)	(67,183)

Increase for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(21,468)	(12,680)

TOTAL ADJUSTMENTS	$(102,404)	$(79,863)

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

Narrative Disclosure to Pay Versus Performance Table

Relationship Between Financial Performance Measures

The graph below compares the compensation actually paid to our PEO and the average compensation actually paid to our remaining NEOs, with our cumulative TSR for the fiscal years ended December 31, 2023, 2024 and 2025.

TSR amounts reported in the graph assume an initial fixed investment of $100. We do not pay dividends.

The graph below compares the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with our net loss for the fiscal years ended December 31, 2023, 2024 and 2025.

Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on our Board during the year ended December 31, 2025, other than Mr. Meckler and David Lazar, our Co-Chief Executive Officers, and Michael Newman, our Chief Science Officer, who did not receive additional compensation for their service as a director and whose compensation is set forth in the Summary Compensation Table under the section entitled Executive Compensation above.

Name	Fees earned ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Roger J. Pomerantz	81,250	—	8,721	—	89,971
Hila Karah*	35,480	—	3,634	—	39,114
Anthony J. Maddaluna	37,375	—	3,634	—	41,009
William B. Hayes	38,458	—	3,634	—	42,092
Robert E. Martell*	33,313	—	3,634	—	36,947
Mark Gilbert**	29,250	—	3,634	—	32,884
Avraham Ben-Tzvi***	—	—	—	—	—

* Ms. Karah and Dr. Martell resigned as directors on December 22, 2025 and December 23, 2025, respectively.

** Mr. Gilbert resigned effective as of February 26, 2026.

*** Mr. Ben-Tzvi was appointed as a director on December 23, 2025.

(1) The amounts reported do not reflect the amounts actually received by our non-employee directors. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of stock options granted to our non-employee directors during the fiscal year ended December 31, 2025, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options. As of December 31, 2025, our non-employee directors and former directors held the following numbers of stock options: Dr. Pomerantz, 7,569 stock options; Ms. Karah 2,320 stock options, Mr. Maddaluna 2,320 stock options, Mr. Hayes 2,320 stock options, Mr. Martell 1,606 stock options, and Dr. Gilbert 2,543 stock options.

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

The annual retainers are earned on a quarterly basis based on a calendar quarter and are payable in cash by in arrears not later than the fifteenth day following the end of each calendar quarter. In the event a non-employee director does not serve as a non-employee director, or in the applicable position, for an entire calendar quarter, the annual retainer paid to such non-employee director shall be prorated for the portion of such calendar quarter actually served as a non-employee director, or in such position, as applicable. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board of Directors and any committee of the Board of Directors on which they serve and in connection with other business related to the Board of Directors. Directors may also be reimbursed for reasonable out-of-pocket business expenses authorized by the Board of Directors or a committee that are incurred in connection with attending conferences or meetings with management in accordance with a travel policy, as may be in effect from time to time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors , each of our named executive officers and all directors and executive officers as a group as of March 16, 2026, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 2,242,324 shares of common stock outstanding as of March 16, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 16, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Persons or entities holding 5% or more our outstanding common stock
Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014	621,053	(1)	23.5%
Yehuda Shimoni	240,578	(2)	10.1%
Thomas Mollick	287,669	(3)	12.0%

Named executive officers, and directors
Michael J. Newman, Ph.D.	118,359	(4)	5.2%
Jeffrey A. Meckler	276,108	(5)	12.1%
Walt A. Linscott, Esq.	69,678	(6)	3.1%
David E. Lazar	111,000,000	(7)	98.0%
Avraham Ben-Tzvi	25,100		1.1%
Anthony J. Maddaluna	1,897	(8)	*
William B. Hayes	1,874	(9)	*
Dr. Roger J. Pomerantz	6,498	(10)	*
David Natan	2,083	(11)	*
Jerome Jabbour	2,083	(11)	*
Matthew McMurdo	25,000		1.1%
All executive officers and directors as a group (12 persons)	111,564,007	(12)	98.4%

* Less than one percent.

(1)	Consists of (i) 219,770 shares of common stock, and (ii) 401,283 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(2)	Consists of (i) 91,492 shares of common stock, and (ii) 149,086 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(3)	Consists of (i) 125,919 shares of common stock, and (ii) 161,750 shares of common stock issuable upon exercise of warrants which are subject to either a 4.99% or 9.99% beneficial ownership limitation. The amounts and percentages in the table do not give effect to such beneficial ownership limitation.

(4)	Consists of (i) 100,111 shares of common stock held by the Michael J. Newman Trust, dated January 21, 2008, Michael J. Newman, Trustee; (ii) 963 shares of common stock held by Janet Lee Harris, Trustee of the Janet Harris Living Trust, executed on March 25, 2009. Ms. Harris is the spouse of Dr. Newman, and as such, Dr. Newman is deemed to beneficially own such shares; and (iii) 17,285 shares of common stock issuable upon exercise of outstanding options, of which 2,807 will vest within 60 days of March 16, 2026.

(5)	Consists of (i) 229,929 shares of common stock, (ii) 16,688 shares of common stock issuable upon exercise of warrants, and (iii) 29,491 shares of common stock issuable upon exercise of outstanding options, of which 2,976 will vest within 60 days of March 21, 2026.

(6)	Consists of (i) 54,426 shares of common stock and, (ii) 15,252 shares of common stock issuable upon exercise of outstanding options, of which 2,901 will vest within 60 days of March 16, 2026.

(7)	Consists of 111,000,000 shares of common stock issuable upon conversion of the Preferred Stock.

(8)	Consists of (i) 23 shares of common stock and (ii) 1,874 shares of common stock issuable upon exercise of outstanding options.

(9)	Consists of 1,874 shares of common stock issuable upon exercise of outstanding options.

(10)	Consists of 6,498 shares of common stock issuable upon exercise of outstanding options.

(11)	Consists of 2,083 shares of common stock issuable upon exercise of outstanding options.

(12)	Consists of (i) 462,310 shares of common stock, (ii) 16,688 shares of common stock issuable upon exercise of warrants, (iii) 111,000,000 shares of common stock issuable upon conversion of the Preferred Stock, and (iv) 85,009 shares of common stock issuable upon exercise of outstanding options, of which 15,647 will vest within 60 days of March 16, 2026.

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

Other than the compensation agreements and other arrangements described under “Executive Compensation” and the transactions described below, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a participant in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at December 31, 2025 and 2024) and in which any related person, had, or will have, a direct or indirect material interest.

Consulting Agreement with Mr. Ben-Tzvi

On January 20, 2026, the Company entered into a consulting agreement with N.L.T. Management and Asset Holdings Company Ltd., an entity owned by the spouse of Mr. Ben-Tzvi, current director of the Company, in which Mr. Ben-Tzvi has an indirect pecuniary interest. Under the consulting agreement, Mr. Ben-Tzvi will offer general business advice and services pertaining to business development activities and potential ongoing operations to the Company. For his services, Mr. Ben-Tzvi will receive $41,000 per year in consulting fees (paid on monthly basis), a $50,000 signing bonus in cash, and 25,000 shares of restricted stock that vested 100% on the date of grant. The shares were valued at approximately $75,500 and in accordance with the SEC rules, represented the grant date fair value of common stock, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction.

Employment Agreement with Mr. Matthew McMurdo

On January 9, 2026, the Company entered into an employment agreement with Matthew McMurdo, then a director nominee and currently a director. Pursuant the employment agreement, Mr. McMurdo is the Vice President, New Strategies and reports to our Co-Chief Executive Officers. For his services, Mr. McMurdo will receive $41,000 per year in salary (paid on monthly basis), a $50,000 signing bonus in cash, and 25,000 shares of restricted stock that vested 100% on the date of grant. The shares were valued at approximately $75,500 and in accordance with the SEC rules, represented the grant date fair value of common stock, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transaction.

Warrant Repricing Agreements

On February 11, 2026, the Company entered into Repricing Agreements with the following beneficial owners of more than 5% of our outstanding shares as of the date of the Repricing Agreements, pursuant to which the Company reduced the exercise prices of warrants to purchase shares of our common stock ranging between $8.30 and $47.60 to $1.75, which is equal to the “Minimum Price” as calculated in accordance with Nasdaq listing rules: Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014 holding an aggregate of 401,283 warrants, Yehuda Shimoni holding an aggregate of 149,086 warrants, and Thomas Mollick holding an aggregate of 161,750 warrants. As a condition to the Exercise Price Reduction, the Executing Holders agreed to enter into a voting agreement pursuant to which the Executing Holders agreed to vote all of the shares of common stock held by the Executing Holders in favor of all proposals at the special meeting of stockholders held on February 26, 2026.

January 2025 Private Placement

On January 16, 2025, we completed a private placement, or the January 2025 Private Placement, pursuant to which we sold and issued to certain investors 75,335 unregistered shares of our common stock and unregistered warrants to purchase 75,335 shares of our common stock. The warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. In connection with the January 2025 financing, we issued to the placement agent and its designees placement agent warrants to purchase an aggregate of 5,273 shares of common stock at an exercise price per share equal to $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. Purchasers included beneficial owners of more than 5% of our outstanding shares who acquired the following securities: Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014 who acquired 8,383 shares of common stock and a warrant to purchase 8,383 shares of common stock; Yehuda Shimoni who acquired 5,030 shares of common stock and a warrant to purchase 5,030 shares of common stock; and Thomas Mollick who acquired 16,767 shares of common stock and a warrant to purchase 16,767 shares of common stock.

June 2025 Private Placement

In June 2025, we completed a private placement, pursuant to which we sold and issued to certain investors, including our then Chief Executive Officer, (i) convertible notes in the aggregate principal amount of approximately $2.3 million, which automatically converted into 501,566 shares of our common stock at a conversion price of $8.302 per share, (ii) pre-funded warrants to purchase 190,795 shares of our common stock, and (iii) warrants to purchase 1,384,722 shares of our common stock, immediately exercisable at $8.302 per share and expiring five years from the date of issuance. In connection with the June 2025 financing, we issued to the placement agent and its designees placement agent warrants to purchase an aggregate of 83,083 shares of common stock at an exercise price per share equal to $8.302. The placement agent warrants are immediately exercisable and expire five years from the date of issuance. One of the purchasers was Jeffrey Meckler, our then Chief Executive Officer and director, who acquired 6,068 shares of common stock and warrants to purchase 12,136 shares of common stock upon conversion of the convertible notes (at the same price and upon the same terms as the other purchasers). Other purchasers included beneficial owners of more than 5% of our outstanding shares who acquired the following securities following conversion of the notes: Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014 who acquired 72,270 shares of common stock, a pre-funded warrant to purchase 109,243 shares of common stock and a warrant to purchase 363,026 shares of common stock; Yehuda Shimoni who acquired 60,630 shares of common stock and a warrant to purchase 121,260 shares of common stock; and Thomas Mollick who acquired 45,203 shares of common stock, a pre-funded warrant to purchase 15,391 shares of common stock and a warrant to purchase 121,188 shares of common stock.

November 2024 Financing

On November 25, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors 64,893 shares of our common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 64,893 shares of our common stock. The warrants are immediately exercisable at an exercise price of $29.40 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $32.90, resulting in gross proceeds of approximately $2.13 million, before deducting placement agent and other offering expenses in the amount of approximately $0.35 million. One of the purchasers was Jeffrey Meckler, our then Chief Executive Officer and director, who purchased 1,519 shares of common stock and warrants to purchase 1,519 shares of common stock (at the same price and upon the same terms as the other purchasers). Other purchasers included beneficial owners of more than 5% of our outstanding shares who acquired the following securities: Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014 who acquired 15,197 shares of common stock and a warrant to purchase 15,197 shares of common stock; Yehuda Shimoni who acquired 22,796 shares of common stock and a warrant to purchase 22,796 shares of common stock; and Thomas Mollick who acquired 9,118 shares of common stock and a warrant to purchase 9,118 shares of common stock.

August 2024 Financing

On August 8, 2024, we completed a registered direct offering, pursuant to which we sold and issued to certain investors 58,708 shares of our common stock. In addition, in a concurrent private placement, we issued to the investors unregistered warrants to purchase 58,708 shares of our common stock. The warrants are immediately exercisable at an exercise price of $47.60 per share and expire five years from the date of issuance. The combined purchase price for one share of common stock and one warrant was $51.10, resulting in gross proceeds of approximately $3.0 million, before deducting placement agent and other offering expenses in the amount of approximately $0.5 million. One of the purchasers was Jeffrey Meckler, our then Chief Executive Officer and director, who purchased 3,033 shares of common stock and warrants to purchase 3,033 shares of common stock (at the same price and upon the same terms as the other purchasers). Other purchasers included beneficial owners of more than 5% of our outstanding shares who acquired the following securities: Matthew Joseph Nachtrab Revocable Trust dtd 12/15/2014 who acquired 14,677 shares of common stock and a warrant to purchase 14,677 shares of common stock; and Thomas Mollick who acquired 14,677 shares of common stock and a warrant to purchase 14,677 shares of common stock.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Haskell & White LLP, our independent registered public accounting firm, billed to us for their professional services for each of the last two fiscal years:

Fee Category	2025	2024
Audit Fees	$205,500	$221,000
Audit Related Fees	73,555	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$279,055	$221,000

Audit Fees

Audit fees for the fiscal years ended December 31, 2025 and 2024 include fees for professional services rendered for the audit and review of our financial statements included in our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC, and services provided in connection with SEC filings, including consents and comfort letters.

Audit Committee Pre-Approval Policy and Procedures

On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Haskell & White LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Our Audit Committee pre-approves all audit, review, and attest services proposed to be performed by our independent auditor that have not been generally pre-approved, including the scope of services to be performed and the compensation to be paid to the auditor, prior to commencement of such engagements of the independent auditor. Our Audit Committee has authorized all auditing and non-auditing services provided by Haskell & White LLP during the fiscal year ended December 31, 2025 and the fees paid for such services.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit No.	Exhibit Description
2.1++	Agreement and Plan of Merger and Reorganization, dated as of March 15, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc., Dillon Merger Sub Inc., Domestication Merger Sub Ltd., and Decoy Biosystems, Inc. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on March 15, 2021)
2.2	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Intec Pharma Ltd., Intec Parent, Inc. and Domestication Merger Sub Ltd. (incorporated herein by reference to Exhibit 2.1 to Intec Israel’s Report on Form 8-K filed with the SEC on April 30, 2021)
3.1	Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc., dated as of July 23, 2021 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. dated August 3, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
3.3	Certificate of Amendment to Amended And Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025)
3.4	Certificate of Amendment to Amended And Restated Certificate of Incorporation of Indaptus Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2026)
3.5	Amended and Restated Bylaws of Indaptus Therapeutics, Inc., dated as of January 22, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024)
3.6*	Certificate of Designation of Preferences, Rights and Limitations of Series AA Preferred Stock
3.7*	Certificate of Designation of Preferences, Rights and Limitations of Series AAA Preferred Stock
4.1*	Description of Securities Registered under Section 12
4.2	Form of Ordinary Share Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.2 to Intec Israel’s Current Report on Form 8-K filed with the SEC on May 6, 2020)
4.3	Form of Series A Common Stock Purchase Warrant of Intec Parent, Inc. (incorporated herein by reference to Exhibit 10.3 to Indaptus’ Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.1+	Indaptus Therapeutics, Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Indaptus’ Current Report on Form 8-K filed with the SEC on June 7, 2024)
10.2+	Form of Option Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
10.3+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.4+	Employment Agreement between Jeffrey Meckler and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.5+	Employment Modification Agreement, dated as of December 22, 2025, by and between the Company and Jeffrey A. Meckler (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.6+	Salary Adjustment Agreement dated January 20 between the Company and Jeffrey A. Meckler (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.7+	Employment Agreement between Michael J. Newman, Ph.D. and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.8+	Employment Modification Agreement, dated as of December 22, 2025, by and between the Company and Michael J. Newman, Ph.D. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.9+	Salary Adjustment Agreement dated January 20 between the Company and Michael J. Newman, Ph.D. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026)
10.10+	Employment Agreement between Walt Linscott and Indaptus Therapeutics, Inc., effective as of August 4, 2021 (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2021)
10.11+	Employment Modification Agreement, dated as of December 22, 2025, by and between the Company and Walt A. Linscott, Esq. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.12+	Employment Agreement between Nir Sassi and Indaptus Therapeutics, Inc., effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2022)
10.13+	Employment Modification Agreement, dated as of December 22, 2025, by and between the Company and Nir Sassi (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.14+	Employment Agreement between Roger J. Waltzman and Indaptus Therapeutics, Inc., effective as of August 7, 2023 (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
10.15+	Separation Agreement, dated as of December 22, 2025, by and between the Company and Roger Waltzman (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.16	Form of Voting Agreement with Executive Officers (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.17+	Indaptus Therapeutics, Inc. Non-Employee Director Compensation Program (Effective April 2, 2023) (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023)
10.18	Form of Securities Purchase Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.19	Form of Registration Rights Agreement, dated July 23, 2021, between Intec Parent, Inc. and each purchaser identified on the signature pages hereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2021)
10.20	At the Market Offering Agreement, dated June 1, 2022, by and between Indaptus Therapeutics, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on September 1, 2022)

10.21	Placement Agent Agreement, dated as of July 23, 2024, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.23	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2024)
10.24	Placement Agent Agreement, dated as of October 29, 2024, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC, and Amendment No. 1 to Placement Agent Agreement, dated as of November 20 2024 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.26	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.27	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2024)
10.28	Placement Agent Agreement, dated as of January 12, 2025, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC as amended by the First Amendment to the Placement Agent Agreement, dated as of December 30, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.30	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2025)
10.31	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 14, 2025)
10.32	Form of Standby Equity Purchase Agreement dated as of February 12, 2025 by and between the Company and YA II PN Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2025)
10.33	Form of Securities Purchase Agreement, dated as of June 12, 2025, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)
10.34	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)
10.35	Form of Common Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)
10.36	Form of Placement Agent Agreement, dated as of May 9, 2025, by and between Indaptus Therapeutics, Inc. and Paulson Investment Company, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)
10.37	Securities Purchase Agreement, dated as of December 22, 2025, by and between the Company and David Lazar (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025)
10.38	Form of Warrant Repricing Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2026)
10.39	Form of Voting Agreement with Warrant Holders (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2026)
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025)
23.1*	Consent of Haskell & White LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.3#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1	Indaptus Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2024)
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith

#	Furnished herewith

+	Indicates management contract or compensatory plan.

++	The schedules to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: March 17, 2026	By:	/s/ Jeffrey A. Meckler
Jeffrey A. Meckler
Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David E. Lazar
David E. Lazar
Co-Chief Executive Officer
(Principal Executive Officer)

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

Name	Title	Date

/s/ David E. Lazar	Co-Chief Executive Officer and Chairman	March 17, 2026
David E. Lazar	(Principal Executive Officer)

/s/ Jeffrey A. Meckler	Co-Chief Executive Officer and Director	March 17, 2026
Jeffrey A. Meckler	(Principal Executive Officer)

/s/ Nir Sassi	Chief Financial Officer	March 17, 2026
Nir Sassi	(Principal Financial and Accounting Officer)

/s/ David Natan	Director	March 17, 2026
David Natan /s/ Roger J. Pomerantz, M.D.	Director	March 17, 2026
Dr. Roger J. Pomerantz, M.D.

/s/ Avraham Ben-Tzvi	Director	March 17, 2026
Avraham Ben-Tzvi

/s/ Anthony J. Maddaluna	Director	March 17, 2026
Anthony J. Maddaluna

/s/ Jerome Jabbour	Director	March 17, 2026
Jerome Jabbour

/s/ William B. Hayes	Director	March 17, 2026
William B. Hayes

/s/ Matthew McMurdo	Director	March 17, 2026
Matthew McMurdo

