Form 10-Q
period 2026-03-31
Indaptus Therapeutics, Inc.
filed 2026-05-15
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40652

Indaptus Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3158720
(State or other jurisdiction	(I.R.S. Employer

3 Columbus Circle New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) +(646) 427-2727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	INDP	Nasdaq Capital Market

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

The number of shares of the Registrant’s common stock outstanding as of May 15, 2026 was 113,242,324.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,497,635	$8,507,628
Prepaid expenses and other current assets	683,221	802,540

Total current assets	$2,180,856	$9,310,168

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$932,999	$6,158,575

Total current liabilities	932,999	6,158,575

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 1,000,000,000 and 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 113,242,324 shares issued and outstanding as of March 31, 2026 and 2,167,324 shares issued and outstanding as of December 31, 2025	1,132,424	21,674
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and 1,000,000 shares issued and outstanding as of December 31, 2025	-	10,000
Additional paid in capital	83,944,602	84,408,018
Accumulated deficit	(83,829,169)	(81,288,099)

Total stockholders’ equity	1,247,857	3,151,593

Total liabilities and stockholders’ equity	$2,180,856	$9,310,168

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$491,134	$2,810,840
General and administrative	1,668,454	1,761,719

Total operating expenses	2,159,588	4,572,559

Loss from operations	(2,159,588)	(4,572,559)

Other income (expense):
Warrant repricing	(410,154)	-
Other income, net	28,672	40,129

Total other income (expense), net	(381,482)	40,129

Net loss	$(2,541,070)	$(4,532,430)

Net loss available to common shareholders per share of common stock, basic and diluted*	$(0.23)	$(9.11)

Weighted average number of shares used in calculating net loss per share, basic and diluted*	10,956,650	497,794

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional paid	Accumulated
	Shares*	Amount*	Shares	Amount	in capital*	deficit	Total
Balance, January 1, 2025	428,799	$4,288	-	$-	$64,379,770	$(60,439,183)	$3,944,875
Stock-based compensation	-	-	-	-	240,891	-	240,891
Issuance of common stock and warrants, net of issuance costs (Note 6b)	75,335	753	-	-	1,985,990	-	1,986,743
Issuance of common stock, net of issuance costs (Note 6c)	57,328	573	-	-	1,159,078	-	1,159,651
Issuance of commitment shares (Note 6c)	10,927	109	-	-	(109)	-	-
Net loss	-	-	-	-	-	(4,532,430)	(4,532,430)

Balance, March 31, 2025	572,389	$5,724	-	$-	$67,765,620	$(64,971,613)	$2,799,731

Balance, January 1, 2026	2,167,324	$21,674	1,000,000	$10,000	$84,408,018	$(81,288,099)	$3,151,593
Stock-based compensation	75,000	750	-	-	226,430	-	227,180
Warrant repricing (Note 6a)	-	-	-	-	410,154	-	410,154
Conversion of Series AA preferred stock (Note 6e)	6,000,000	60,000	(300,000)	(3,000)	(57,000)	-	-
Conversion of Series AAA preferred stock (Note 6e)	105,000,000	1,050,000	(700,000)	(7,000)	(1,043,000)	-	-
Net loss	-	-	-	-	-	(2,541,070)	(2,541,070)

Balance, March 31, 2026	113,242,324	$1,132,424	-	$-	$83,944,602	$(83,829,169)	$1,247,857

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,541,070)	$(4,532,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	227,180	240,891
Warrant repricing	410,154	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	119,319	7,346
Accounts payable and other current liabilities	(5,225,576)	(762,338)
Operating lease right-of-use asset and liability, net	-	(596)

Net cash used in operating activities	(7,009,993)	(5,047,127)

Cash flows from financing activities:
Proceeds from issuance of shares of common stock and warrants	-	3,482,650
Issuance costs	-	(331,255)

Net cash provided by financing activities	-	3,151,395

Net change in cash and cash equivalents	(7,009,993)	(1,895,732)

Cash and cash equivalents, beginning of period	8,507,628	5,786,753

Cash and cash equivalents, end of period	$1,497,635	$3,891,021

Noncash investing and financing activities:
Transaction costs in accounts payable and other current liabilities	$-	$5,000
Issuance of commitment shares*	$-	$109
Conversion of Series AA and Series AAA preferred stock	$1,100,000	$-

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to the unaudited interim condensed consolidated financial statements

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

On December 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with David E. Lazar, pursuant to which he agreed to purchase from the Company 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock (collectively the “Preferred Stock”) at a purchase price of $6.00 per share for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder (the “Investment Transaction”). The offering closed on December 23, 2025 and all shares of Preferred Stock were converted to shares of common stock during the three months ended March 31, 2026. For more details, see Note 6(e).

As part of the Investment Transaction, the Company is evaluating opportunities for a strategic transaction involving either an investment in or acquisition of an operating business (a “Post Investment Transaction”), including but not limited to, pursuing a strategic transaction involving either an investment in or acquisition of a target company to create future growth opportunities for both the Company and its stockholders. Our investments in any such strategic options will be based on scientific validation, clinical and regulatory considerations, resource availability, and overall strategic planning. We expect to continue advancing our existing therapeutic development activities while assessing how these additional research capabilities can be utilized to promote health and may contribute to our longer-term development strategy.

Risks and uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operations (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, and dependence on key individuals. In addition, the Company is subject to risks related to its ability to realize the anticipated benefits of the Investment Transaction in the event it is not able to identify and/or pursue a Post Investment Transaction.

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the three months ended March 31, 2026, the Company incurred a net loss of approximately $2.5 million, and as of March 31, 2026, the Company had an accumulated deficit of approximately $83.8 million. In addition, during the three months ended March 31, 2026, the Company used approximately $7.0 million of cash in operations and expects to continue to incur significant cash outflows and incur future additional losses as it continues to evaluate the Phase 1 data of the Company’s lead product candidate while actively exploring strategic options for a Post-Investment Transaction. The Company believes that, as of the date of the issuance of these unaudited condensed consolidated financial statements, it has adequate cash to fund its ongoing activities through the second quarter of 2026 based on its current plans. The Company plans to execute its operating plan by obtaining additional capital, principally through entering into additional public or private debt and equity financing.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

Reverse Split

On June 26, 2025, the Company effected a 1-for-28 reverse stock split of its common stock and began trading on a post-split basis on the Nasdaq Capital Market on June 27, 2025, which resulted in the Company regaining compliance with the Nasdaq minimum bid price requirement. As a result of the reverse stock split, every 28 shares of outstanding common stock were combined into one share of common stock. The reverse stock split decreased the Company’s outstanding common stock from 16,946,528 shares to 604,963 shares as of that date. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. All share and per share amounts in these unaudited interim condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026 and the consolidated results of operations and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 17, 2026. The consolidated balance sheet data as of March 31, 2026, included in these unaudited interim condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the year ending December 31, 2026.

Principles of consolidation

These unaudited interim condensed consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of these unaudited interim condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options, warrants, pre-funded warrants, and convertible Preferred Stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the Three Months Ended March 31,
	2026	2025
Warrants	1,567,724	103,114
Outstanding stock options	122,604	301,245
Pre-funded warrants	221,005	-
Preferred stock	921,348	-

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

As of March 31, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

During the three months ended March 31, 2026, the Company repriced outstanding warrants to purchase its common stock. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. See Note 6a for details.

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$228,061	$390,361
Prepaid research and development	392,572	392,572
Other prepaid expenses	62,588	19,607
Total prepaid expenses and other current assets	$683,221	$802,540

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$557,367	$544,057
Accrued D&O insurance expense	112,350	-
Accrued employee costs	43,075	4,025,341
Other accrued expenses	-	5,582
Accrued board fees	74,318	78,500
Accrued professional fees	27,675	322,039
Delaware franchise taxes payable	2,300	84,100
Accrued research and development	115,914	1,098,956
Total accounts payable and other current liabilities	$932,999	$6,158,575

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

A summary of the stock option activity during the three months ended March 31, 2026, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding as of January 1, 2026	123,907	$104.70	7.3
Granted	50,000	$2.38	9.8
Forfeited and cancelled	(13,284)	$-	-
Outstanding as of March 31, 2026	160,623	$77.53	7.9
Exercisable as of March 31, 2026	76,990	$154.82	6.0
Vested and expected to vest as of March 31, 2026	160,623	$77.53	7.9

The following table summarizes the total stock-based compensation expense included in the unaudited consolidated statements of operations for the periods presented:

	For the three months ended March 31,
	2026	2025
Research and development	$25,193	$69,662
General and administrative	201,987	171,229
Total stock-based compensation	$227,180	$240,891

As of March 31, 2026, total compensation cost not yet recognized related to unvested stock options was approximately $0.2 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the three months ended March 31, 2026 are presented in the table below. The weighted average fair value of stock options issued during the three months ended March 31, 2026 was $2.01 per share.

Weighted average Black Scholes assumptions:

2026
Exercise Price	$2.38
Expected term (in years)	5.8
Volatility	113.5%
Dividend yield	0%
Risk free rate	3.7%

The following table presents the exercise price of outstanding stock options as of March 31, 2026:

Exercise price	Options outstanding
$0.01 - $80.00	112,495
$80.00 or higher	48,128
Total	160,623

NOTE 6: CAPITALIZATION

a)	As of March 31, 2026 and December 31, 2025, the Company had 1,000,000,000 and 200,000,000 shares of common stock authorized and 113,242,324 and 2,167,324 shares issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 5,000,000 shares of preferred stock authorized. As of December 31, 2025, the Company had 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock issued and outstanding. During the three months ended March 31, 2026, all outstanding Preferred Stock was converted into 111,000,000 shares common stock. As such, there were no shares of Preferred Stock issued and outstanding as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, there were warrants outstanding to purchase an aggregate of 1,788,729 shares of common stock. As of December 31, 2025, these warrants were exercisable at a weighted average price of $28.72 and their weighted average remaining contractual term was 4.3 years. On February 11, 2026, the Company entered into warrant repricing agreements with certain holders of warrants to purchase an aggregate of 913,638 shares of the Company’s common stock that were issued in financing transactions during 2024 and 2025. Pursuant to these agreements, the exercise price of such warrants was reduced to $1.75 per share. As a condition to the repricing, the participating holders agreed to enter into a voting agreement pursuant to which they agreed to vote all shares of common stock held by them in favor of the proposals that were presented at the Company’s special stockholder meeting scheduled for February 26, 2026. The incremental increase in the fair value of such warrants was $0.4 million, recognized as other expense in the unaudited consolidated statement of operations.

In addition, on February 11, 2026, the Company’s board of directors approved a reduction of the exercise price to $1.75 per share for the remaining warrants and placement agent warrants to purchase an aggregate of 762,787 shares of common stock issued in the same financing transactions. Other than the reduction in the exercise price, all other terms and provisions of the warrants remain unchanged. The incremental increase in the fair value of such warrants was $0.3 million, recognized as a deemed dividend.

The Company used a Black Scholes model to measure the fair value of the modified warrants immediately before and immediately after the modification using the following weighted average assumptions:

Term (in years)	4.4
Volatility	99.7%
Annual Rate of Dividends	0.0%
Discount Rate (Equiv. Bond Yield)	3.6%

Following the warrant repricing, the total outstanding warrants at March 31, 2026 were exercisable at a weighted average price of $19.57.

b)	On June 1, 2022, the Company entered into an ATM Agreement which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. During 2025 the Company sold 520,000 shares of the Company’s common stock for aggregate net proceeds of approximately $2.25 million, after deducting issuance expenses in the amount of approximately $0.1 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3.

c)	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. On February 11, 2026, the Company reduced the exercise price of the January 2025 Warrants and the placement agent warrants to $1.75 per share as described above.

d)	On February 12, 2025, the Company entered into the SEPA with Yorkville, which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million.

Effective March 11, 2026, the Company terminated the SEPA with Yorkville and the SEPA is no longer in effect.

e)	On December 22, 2025, the Company entered the Purchase Agreement with David E. Lazar pursuant to which the Company agreed to issue and sell an aggregate of 1,000,000 shares of convertible preferred stock, consisting of (i) 300,000 shares of Series AA Convertible Preferred Stock and (ii) 700,000 shares of Series AAA Convertible Preferred Stock (collectively the “Preferred Stock”) at a purchase price of $6.00 per share for gross proceeds of $6.0 million. The transaction closed on December 23, 2025 and on December 23, 2025, the Company filed a Series AA Certificate of Designation and Series AAA Certificate of Designation with the Secretary of State of Delaware designating the rights, preferences and limitations of each of the shares of the Series AA Preferred Stock and the Series AAA Preferred Stock, respectively. Each share of Series AA Preferred Stock was convertible, subject to stockholder approval, into 20 shares of the Company’s common stock, par value $0.01 per share. Each share of Series AAA Preferred Stock is convertible into 150 shares of common stock. Conversion of the Preferred Stock was subject to compliance with Nasdaq Listing Rule 5635, which required stockholder approval for issuances of common stock in excess of 19.99% of the Company’s outstanding shares. Accordingly, the Company agreed to seek stockholder approval for the issuance of the full number of shares of common stock underlying the Preferred Stock. On February 26, 2026, the Company’s stockholders voted to approve, among other things, the issuance of shares of the Company’s common stock issuable upon the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d).

The Company determined that the Preferred Stock was not within the scope of ASC 480 as it did not contain any embedded derivatives required to be bifurcated from the Preferred Stock therefore these instruments were equity classified within permanent equity.

In March 2026, all outstanding shares of Preferred Stock were converted to shares of common stock as described above.

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

NOTE 8: SEGMENT INFORMATION

During the three months ended March 31, 2026 and 2025, the Company operated in one business segment, focusing on the development of a novel and patented systemically administered anti-cancer and anti-viral immunotherapy. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying unaudited consolidated statements of operations.

As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Research and development
External research and development	$359,190	$2,285,112
Internal personnel costs	131,944	525,728
Total research and development	491,134	2,810,840
General and administrative	1,668,454	1,761,719

Total operating expenses	2,159,588	4,572,559

Other income (expense)
Warrant repricing	(410,154)	-
Other income, net	28,672	40,129

Total other income (expense)	(381,482)	40,129

Net loss	$2,541,070	$4,532,430

NOTE 9: RELATED PARTY TRANSACTIONS

On January 20, 2026, the Company entered into a consulting agreement with N.L.T. Management and Asset Holdings Company Ltd. (the “Consulting Entity”), an immediate family member of one of the Company’s directors. Under the agreement, the Consulting Entity provides general business advice and services related to business development activities and potential ongoing operations in exchange for (i) annual consulting fees of $41,000, payable on a monthly basis; and (ii) a one-time, nonrefundable cash signing bonus of $50,000. For the three months ended March 31, 2026, the Company recognized $58,276 in expense in connection with this agreement, presented within general and administrative expenses in the unaudited interim consolidated statements of operations. The amount payable to the Consulting Entity as of March 31, 2026 was de minimis.

  NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2026, the date of these unaudited interim condensed consolidated financial statements, through May 15, 2026, which represents the date the condensed consolidated financial statements were issued, and concluded that no events have occurred that would require recognition or disclosure in these unaudited interim condensed consolidated financial statements except for the following:

On April 1, 2026, Nir Sassi resigned as the Chief Financial Officer and the board appointed Yu Ding as Chief Financial Officer after a thorough review of Yu Ding’s qualifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026 (the “2025 Annual Report on Form 10-K”). The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Please also see the “Cautionary Note Regarding Forward-Looking Statements” section in the forepart of this Quarterly Report.

All information in this Quarterly Report relating to shares or price per share reflects the 1-for-28 reverse stock split effective June 26, 2025.

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

In addition to the development of systemically-administered immunotherapy programs for oncology and other immune-mediated diseases, we are currently in the process of evaluating our strategic options for a Post-Investment Transaction, including but not limited to, pursuing a strategic transaction involving either an investment in or acquisition of a target company to create future growth opportunities for both the Company and its stockholders. Our investments in any such strategic options will be based on scientific validation, clinical and regulatory considerations, resource availability, and overall strategic planning. We expect to continue advancing our existing therapeutic development activities while assessing how these additional research capabilities can be utilized to promote health and may contribute to our longer-term development strategy.

In April 2026, the Company appointed Joe Z. Tsien as a scientific consultant to support the Company’s ongoing evaluation of certain research and data-related initiatives involving sleep-related biological signals, neurophysiological activity patterns, immune-therapeutic response pathways and functional physiological assessment methods.

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

General and Administrative Expenses

General and administrative expenses include compensation, employee benefits, and stock-based compensation, finance administration and human resources, facility costs, professional service fees, and other general overhead costs to support our operations.

With the discontinuation and winding down of the Combination Study, we expect our general and administrative expenses to decrease in the short term, however, this may be offset by additional costs related to any Post Investment Transaction.

General and administrative expenses also include additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Nasdaq Capital Market and the SEC, additional director and officer insurance expenses, investor relations activities, and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net includes interest earned on deposits and investments and other items of income, expense, gain and loss that are incidental to the core operations of the Company.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 and the relative dollar and percentage change between the two periods.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$491,134	$2,810,840	$(2,319,706)	-83%
General and administrative	1,668,454	1,761,719	(93,265)	-5%
Total operating expenses	2,159,588	4,572,559	(2,412,971)	-53%
Loss from operations	(2,159,588)	(4,572,559)	2,412,971	53%
Other income (expense), net	(381,482)	40,129	(421,611)	-1051%
Net loss	$(2,541,070)	$(4,532,430)	$2,401,514	53%
Net loss available to common shareholders per share of common stock, basic and diluted	$(0.23)	$(9.11)	$8.91	98%
Weighted average number of shares used in calculating net loss per share, basic and diluted	10,956,650	497,794	10,458,856	2101%

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2026 and 2025 were $0.5 million and $2.8 million, respectively, a decrease of $2.3 million or 83%, primarily attributable to a decrease in clinical costs related to our Phase 1 study of approximately $1.9 million as well as a decrease in payroll and related expenses of approximately $0.4 million due to reductions to headcount and base salaries.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 and 2025 were $1.7 million and $1.8 million, respectively, a decrease of $0.1 million or 5%. The decrease was primarily attributable to a decrease in certain expenses related to operating as a public company related to the transition of management.

Other Income (Expense), net

The change in our other income (expense), net between the three months ended March 31, 2026 and three months ended March 31, 2025 was approximately $0.4 million and consists primarily of the warrant repricing during the three months ended March 31, 2026 as well as income earned on the Company’s cash and cash equivalent accounts, the balances of which were lower during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2022, we entered into the ATM Agreement with Wainwright, which was amended on September 1, 2022, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $6.3 million. The issuances and sales of common stock by us under the ATM Agreement were being made pursuant to “shelf” registration statements on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022 and most recently on August 13, 2025 and declared effective on August 20, 2025. As of the date of this Quarterly Report, we have sold 525,428 shares of our common stock for aggregate gross proceeds of approximately $2.7 million.

In January 2025, we completed a private placement (the “January 2025 Financing”) for the sale and issuance of an aggregate of: (i) 75,335 shares of our common stock and (ii) warrants to purchase 75,335 shares of common stock. The shares and warrants were sold on a combined basis for consideration of $29.82 for one share and one warrant for aggregate gross proceeds of approximately $2.25 million.

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

On December 22, 2025, the Company entered into the Purchase Agreement with Mr. Lazar, pursuant to which he agreed to purchase from the Company series of Preferred Stock at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder. The offering closed on December 23, 2025. The shares of convertible preferred stock issued in December 2025 were converted into 111,000,000 shares of common stock in March 2026.

We believe that our cash and cash equivalents of approximately $1.5 million as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2026. We will need to increase our capital resources through equity or debt financings, and we may need to do so sooner than we expect. If sources of financing are available, they may result in substantial dilution to our stockholders. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all. If we are unable to consummate a financing or other transaction, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date of this prospectus. For additional information, see Note 1 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $7.0 million for the three months ended March 31, 2026, compared with net cash used in operating activities of approximately $5.0 million for the three months ended March 31, 2025. The approximately $2.0 million increase in net cash used was primarily attributable to the decrease in accounts payable and other current liabilities and partially offset by the decrease in the net loss. The decrease in our accounts payable and other current liabilities was primarily a result of the payment of certain expenses accrued as of December 31, 2025 during the three months ended March 31, 2026 combined with significantly reduced operating expenses accrued and payable as of March 31, 2026 due to the wind-down of the Phase 1 trial and decreases in executive compensation.

Investing Activities

There was no net cash provided by or used in investing activities for the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $3.1 million, which was provided by the issuance and sale of our common stock and warrants in the January 2025 Financing and the issuance and sale of our common stock under the SEPA. There was no such activity during the three months ended March 31, 2026.

Funding Requirements

We believe that our existing cash and cash equivalents as of March 31, 2026 are adequate to fund our ongoing activities through the second quarter of 2026 and we expect to continue to incur operating expenses in the future in connection with our ongoing activities and our plans to pursue a Post Investment Transaction.

We will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of current macroeconomic conditions and market volatility. As a result, we may face difficulties raising capital through sales of our common stock on acceptable terms, if at all. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations. For additional information, see Note 1 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the SEC rules.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of our assets, liabilities and expenses. Significant accounting policies employed, including the use of estimates, are presented in the notes to our annual financial statements included in our 2025 Annual Report on Form 10-K. We periodically evaluate our estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require our subjective or complex judgments, resulting in the need to make estimates about the effect of matters that are inherently uncertain. If actual performance should differ from historical experience or if the underlying assumptions were to change, our financial condition and results of operations may be materially impacted.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2025 Annual Report on Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to the accompanying unaudited interim condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 17, 2026.

Recent changes in executive management may create uncertainties during the Company’s transition period

As previously disclosed, on March 23, 2026, certain securities previously held by Mr. David E. Lazar were transferred to third-party purchasers pursuant to the terms of the applicable Securities Purchase Agreement. Following these transactions, changes to the Company’s executive management occurred, including the resignation of Messrs. Lazar and Jeffrey Meckler from their executive officer positions.

During this transition period, the Company may experience operational, organizational and governance-related adjustments as the current management team continues to evaluate corporate priorities, internal processes and capital allocation initiatives. In addition, there may be further changes to the Company’s executive management team in the future. Any such developments could create uncertainties that may adversely affect the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 16, 2026, Michael Newman, resigned as Chief Scientific Officer of the Company. Mr. Newman’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Filed herewith

Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: May 15, 2026	By:	/s/ Junyi Dai
Junyi Dai
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Yu Ding
Yu Ding
Chief Financial Officer (Principal Financial and Accounting Officer)

