Form 10-Q
period 2026-06-30
Indaptus Therapeutics, Inc.
filed 2026-08-13
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s common stock outstanding as of August 13, 2026 was 133,242,324.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,553,820	$8,507,628
Short-term investments	4,000,000	$-
Prepaid expenses and other current assets	434,136	802,540

Total assets	$11,987,956	$9,310,168

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$615,426	$6,158,575

Total liabilities	615,426	6,158,575

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock: $0.01 par value, 1,000,000,000 and 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 133,242,324 shares issued and outstanding as of June 30, 2026 and 2,167,324 shares issued and outstanding as of December 31, 2025	1,332,424	21,674
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and 1,000,000 shares issued and outstanding as of December 31, 2025	-	10,000
Additional paid in capital	95,664,138	84,408,018
Accumulated deficit	(85,624,032)	(81,288,099)

Total stockholders’ equity	11,372,530	3,151,593

Total liabilities and stockholders’ equity	$11,987,956	$9,310,168

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$363,127	$2,167,114	$854,261	$4,977,954
General and administrative	1,445,739	2,289,649	3,114,193	4,051,368

Total operating expenses	1,808,866	4,456,763	3,968,454	9,029,322

Loss from operations	(1,808,866)	(4,456,763)	(3,968,454)	(9,029,322)

Other income (expense):
Warrant repricing	-	-	(410,154)	-
Change in fair value of convertible promissory notes	-	(787,703)	-	(787,703)
Other income, net	14,003	15,547	42,675	55,676

Total other income (expense)	14,003	(772,156)	(367,479)	(732,027)

Net loss	$(1,794,863)	$(5,228,919)	$(4,335,933)	$(9,761,349)

Net loss available to common shareholders per share of common stock, basic and diluted	$(0.02)	$(9.09)	$(0.07)	$(18.09)

Weighted average number of shares used in calculating net loss per share, basic and diluted	116,131,213	574,923	64,112,185	539,538

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional paid	Accumulated
	Shares*	Amount*	Shares	Amount	in capital*	deficit	Total
Balance, January 1, 2025	428,799	$4,288	-	$-	$64,379,770	$(60,439,183)	$3,944,875
Stock-based compensation	-	-	-	-	240,891	-	240,891
Issuance of common stock and warrants, net of issuance costs (Note 6c)	75,335	754	-	-	1,985,990	-	1,986,744
Issuance of common stock, net of issuance costs (Note 6d)	57,328	573	-	-	1,159,078	-	1,159,651
Issuance of commitment shares (Note 6d)	10,927	109	-	-	(109)	-	-
Net loss	-	-	-	-	-	(4,532,430)	(4,532,430)

Balance, March 31, 2025	572,389	5,724	-	-	67,765,620	(64,971,613)	2,799,731

Issuance of common stock and warrants, net of issuance costs	32,574	326	-	-	574,743	-	575,069
Stock-based compensation	-	-	-	-	180,763	-	180,763
Net loss	-	-	-	-	-	(5,228,919)	(5,228,919)
Balance, June 30, 2025	604,963	6,050	-	-	68,521,126	(70,200,532)	(1,673,356)

Balance, January 1, 2026	2,167,324	21,674	1,000,000	10,000	84,408,018	(81,288,099)	3,151,593
Stock-based compensation	75,000	750	-	-	226,430	-	227,180
Warrant repricing (Note 6a)	-	-	-	-	410,154	-	410,154
Conversion of Series AA preferred stock (Note 6e)	6,000,000	60,000	(300,000)	(3,000)	(57,000)	-	-
Conversion of Series AAA preferred stock (Note 6e)	105,000,000	1,050,000	(700,000)	(7,000)	(1,043,000)	-	-
Net loss	-	-	-	-	-	(2,541,070)	(2,541,070)

Balance, March 31, 2026	113,242,324	1,132,424	-	-	83,944,602	(83,829,169)	1,247,857
Issuance of shares of common stock, net of issuance costs (Note 6f)	20,000,000	200,000	-	-	11,783,819	-	11,983,819
Stock-based compensation	-	-	-	-	(64,283)	-	(64,283)
Net loss	-	-	-	-	-	(1,794,863)	(1,794,863)
Balance, June 30, 2026	133,242,324	$1,332,424	-	$-	$95,664,138	$(85,624,032)	$11,372,530

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,335,933)	$(9,761,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	162,897	421,654
Change in fair value of convertible promissory notes	-	787,703
Warrant repricing	410,154	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	368,404	821,899
Accounts payable and other current liabilities	(5,543,149)	(1,334,030)
Operating lease right-of-use asset and liability, net	-	(1,193)

Net cash used in operating activities	(8,937,627)	(9,065,316)

Cash flows from investing activities:
Purchase of short-term investments	(4,000,000)	-

Net cash used in investing activities:	(4,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	5,714,800
Proceeds from issuance of shares of common stock and warrants	12,000,000	4,057,719
Issuance costs	(16,181.00)	(336,255)

Net cash provided by financing activities	11,983,819	9,436,264

Net change in cash and cash equivalents	(953,808)	370,948

Cash and cash equivalents, beginning of period	8,507,628	5,786,753

Cash and cash equivalents, end of period	$7,553,820	$6,157,701

Noncash investing and financing activities:
Transaction costs in accounts payable and other current liabilities	$-	$5,000
Issuance of commitment shares	$-	$109
Conversion of Series AA and Series AAA preferred stock	$1,100,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: GENERAL

Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries (collectively the “Company”), is a clinical-stage biotechnology company that has historically focused on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy platform. The Company seeks to better understand the relationship between sleep, physical recovery, neurological function, and immune status, which could potentially support future immunotherapy evaluation, patient recovery monitoring, and biomarker research.

During the three months ended June 30, 2026, the Company entered into a research collaboration with Kunming University of Science and Technology, located in Kunming China, for the study of neurological research and sleep as an extension of its immunotherapy research based on its Decoy platform.

On December 22, 2025, the Company entered into a Securities Purchase Agreement (the “December 2025 Purchase Agreement”) with David E. Lazar, pursuant to which he agreed to purchase from the Company 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock (collectively the “Preferred Stock”) at a purchase price of $6.00 per share for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder (the “Investment Transaction”). The offering closed on December 23, 2025 and all shares of Preferred Stock were converted to shares of common stock during the three months ended March 31, 2026. For more details, see Note 6(e).

As part of the Investment Transaction, the Company is evaluating opportunities for a strategic transaction involving either an investment in or acquisition of an operating business (a “Post-Investment Transaction”) to create future growth opportunities for both the Company and its stockholders. Any investments in or acquisitions of strategic opportunities will be evaluated based on scientific validation, clinical and regulatory considerations, resource availability, strategic fit, and the Company’s overall long-term objectives.

The Company intends to continue evaluating opportunities related to its existing therapeutic development activities while also assessing how additional research capabilities, strategic investments, and potential business combinations may contribute to its longer-term development strategy. As part of this evaluation process, the Company may explore and selectively expand investments in complementary research initiatives, including areas related to sleep-related biological signals, neurophysiological activity patterns, and other data-driven health technologies, where such opportunities are determined to align with the Company’s strategic objectives. The scope, timing and extent of any such investments will depend on scientific validation, market opportunities, available resources, regulatory considerations and other business factors.

On June 17, 2026, the Company entered into a Stock Purchase Agreement (the “June 2026 Purchase Agreement”) pursuant to which the Company agreed to issue and sell an aggregate of 20,000,000 shares of its common stock at a purchase price of $0.60 per share (the “Private Placement”). The aggregate gross proceeds to the Company from the Private Placement were approximately $12.0 million before deducting offering expenses payable by the Company. For more details, see Note 6(f).

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

Going concern and management’s plans

The Company has incurred net losses and utilized cash in operations since inception. For the six months ended June 30, 2026, the Company incurred a net loss of approximately $4.3 million, and as of June 30, 2026, the Company had an accumulated deficit of approximately $85.6 million. In addition, during the six months ended June 30, 2026, the Company used approximately $8.9 million of cash in operations. The Company expects to continue to incur significant cash outflows and incur future additional losses as it actively explores strategic opportunities, including potential Post-Investment Transactions, the expansion of its research and development activities into new areas, and related investment opportunities. Based on its current operating plans and available financial resources, the Company believes that it has sufficient liquidity to fund its planned operations and investment activities through June 30, 2027. The Company may further strengthen its capital position through additional public or private equity or debt financings as appropriate to support its strategic objectives and long-term development.

As a result of these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company was unable to continue as a going concern.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026 and December 31, 2025, the consolidated results of operations and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the three and six months ended June 30, 2026 and 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 17, 2026. The consolidated balance sheet data as of June 30, 2026, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for the year ending December 31, 2026.

Principles of consolidation

These unaudited condensed consolidated financial statements include the accounts of Indaptus and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates relate to the determination of the fair value of stock-based compensation and the determination of period-end obligations to certain contract research organizations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited consolidated financial statements; therefore, actual results could differ from those estimates.

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

The following number of stock options, warrants, pre-funded warrants, and convertible Preferred Stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	1,788,729	312,354	1,788,729	306,861
Outstanding stock options	119,244	102,659	136,814	102,842
Pre-funded warrants	221,005	-	221,005	-
Preferred stock	-	-	455,556	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consist of business checking deposits and an investment in a government money market mutual fund. The Company’s cash balances exceed those that are federally insured, however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Short-term investments

Short-term investments consist of certificates of deposit. During the three months ended June 30, 2026, the Company placed an aggregate of $4.0 million of its cash into three U.S. dollar-denominated certificates of deposit (the “CDs”) with China Merchants Bank Co., Ltd., New York Branch. The CDs each mature on June 18, 2027 and can be redeemed on demand. They are non-negotiable and non-transferable time deposits, and they are reported as short-term investments within current assets on the unaudited consolidated balance sheets.

Interest is earned at graduated annual rates that increase with the length of the holding period, ranging from 3.10% to 3.80%. Interest is calculated on the actual days outstanding using simple interest and is settled upon redemption. The Company accrues interest income over the holding period and a corresponding interest receivable.

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

As of June 30, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

During the six months ended June 30, 2026, the Company repriced outstanding warrants to purchase its common stock. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. See Note 6a for details.

During the three months ended June 30, 2026, the Company invested $4.0 million of its cash into CDs as noted above. The valuation of the CDs is considered under Level 2 of the fair value hierarchy, as it is estimated using observable inputs, including prevailing interest rates for deposits of similar remaining maturity.

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance	$287,129	$390,361
Other prepaid expenses	119,230	19,607
Other current assets	27,777	-
Prepaid research and development	-	392,572
Total prepaid expenses and other current assets	$434,136	$802,540

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$508,877	$544,057
Accrued employee costs	16,464	4,025,341
Other accrued expenses	-	5,582
Accrued board fees	-	78,500
Accrued professional fees	79,010	322,039
Delaware franchise taxes payable	-	84,100
Accrued research and development	11,075	1,098,956
Total accounts payable and other current liabilities	$615,426	$6,158,575

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

A summary of the stock option activity during the six months ended June 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding as of January 1, 2026	123,907	$104.70	7.3	$-
Granted	50,000	$2.38	9.6	$31,250
Forfeited and cancelled	(85,351)	$-	-	$-
Outstanding as of June 30, 2026	88,556	$64.38	8.1	$33,438
Exercisable as of June 30, 2026	42,722	$130.89	6.4	$4,792
Vested and expected to vest as of June 30, 2026	88,555	$64.38	8.1	$33,438

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$(2,610)	$59,867	$22,584	$129,529
General and administrative	(61,673)	120,896	140,313	292,125
Total stock-based compensation	$(64,283)	$180,763	$162,897	$421,654

As of June 30, 2026, total compensation cost not yet recognized related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the six months ended June 30, 2026 are presented in the table below. The weighted average fair value of stock options issued during the six months ended June 30, 2026 was $2.01 per share.

Weighted average Black Scholes assumptions:
2026
Exercise Price	$2.38
Expected term (in years)	5.8
Volatility	113.5%
Dividend yield	0%
Risk free rate	3.7%

The following table presents the exercise price of outstanding stock options as of June 30, 2026:

Exercise price	Options outstanding
$0.01 - $80.00	67,513
$80.00 or higher	21,042
Total	88,555

NOTE 6: CAPITALIZATION

a)	As of June 30, 2026 and December 31, 2025, the Company had 1,000,000,000 and 200,000,000 shares of common stock authorized, respectively, and 133,242,324 and 2,167,324 shares issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 5,000,000 shares of preferred stock authorized. As of December 31, 2025, the Company had 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock issued and outstanding. During the six months ended June 30, 2026, all outstanding Preferred Stock was converted into 111,000,000 shares common stock. As such, there were no shares of Preferred Stock issued and outstanding as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, there were warrants outstanding to purchase an aggregate of 1,788,729 shares of common stock with a weighted average remaining contractual term of 4.0 years as of June 30, 2026.

On February 11, 2026, the Company entered into warrant repricing agreements with certain holders of warrants to purchase an aggregate of 913,638 shares of the Company’s common stock that were issued in financing transactions during 2024 and 2025. Pursuant to these agreements, the exercise price of such warrants was reduced to $1.75 per share. As a condition to the repricing, the participating holders agreed to enter into a voting agreement pursuant to which they agreed to vote all shares of common stock held by them in favor of the proposals that were presented at the Company’s special stockholder meeting scheduled for February 26, 2026. The incremental increase in the fair value of such warrants was $0.4 million, recognized as other expense in the unaudited condensed consolidated statement of operations.

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

The Company used a Black Scholes model to measure the fair value of the modified warrants immediately before and immediately after the modification using the following weighted average assumptions:

Term (in years)	4.4
Volatility	99.7%
Annual Rate of Dividends	0.0%
Discount Rate (Equiv. Bond Yield)	3.6%

Following the warrant repricing, the total outstanding warrants as of June 30, 2026 were exercisable at a weighted average price of $19.57.

b)	On June 1, 2022, the Company entered into an ATM Agreement, which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock. The issuance and sale of common stock by the Company under the ATM Agreement is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. During 2025 the Company sold 520,000 shares of the Company’s common stock for aggregate net proceeds of approximately $2.25 million, after deducting issuance expenses in the amount of approximately $0.1 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 is limited by General Instruction I.B.6 to Form S-3.

c)	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. On February 11, 2026, the Company reduced the exercise price of the January 2025 Warrants and the placement agent warrants to $1.75 per share as described above.

d)	On February 12, 2025, the Company entered into the SEPA with Yorkville, which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million.

Effective March 11, 2026, the Company terminated the SEPA with Yorkville, and the SEPA is no longer in effect.

e)	On December 22, 2025, the Company entered the Purchase Agreement with David E. Lazar pursuant to which the Company agreed to issue and sell an aggregate of 1,000,000 shares of convertible preferred stock, consisting of (i) 300,000 shares of Series AA Convertible Preferred Stock and (ii) 700,000 shares of Series AAA Convertible Preferred Stock (collectively the “Preferred Stock”) at a purchase price of $6.00 per share for gross proceeds of $6.0 million. The transaction closed on December 23, 2025 and on December 23, 2025, the Company filed a Series AA Certificate of Designation and Series AAA Certificate of Designation with the Secretary of State of Delaware designating the rights, preferences and limitations of each of the shares of the Series AA Preferred Stock and the Series AAA Preferred Stock, respectively. Each share of Series AA Preferred Stock was convertible, subject to stockholder approval, into 20 shares of the Company’s common stock, par value $0.01 per share. Each share of Series AAA Preferred Stock is convertible into 150 shares of common stock. Conversion of the Preferred Stock was subject to compliance with Nasdaq Listing Rule 5635, which required stockholder approval for issuances of common stock in excess of 19.99% of the Company’s outstanding shares. Accordingly, the Company agreed to seek stockholder approval for the issuance of the full number of shares of common stock underlying the Preferred Stock. On February 26, 2026, the Company’s stockholders voted to approve, among other things, the issuance of shares of the Company’s common stock issuable upon the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d).

The Company determined that the Preferred Stock was not within the scope of ASC 815 as it did not contain any embedded derivatives required to be bifurcated from the Preferred Stock therefore these instruments were equity classified within permanent equity.

In March 2026, all outstanding shares of Preferred Stock were converted to shares of common stock as described above.

f)	On June 17, 2026, the Company entered into the Private Placement pursuant to which the Company agreed to issue and sell an aggregate of 20,000,000 shares of its common stock at a purchase price of $0.60 per share. The aggregate gross proceeds to the Company from the Private Placement were approximately $12.0 million before deducting offering expenses payable by the Company. The Private Placement was conducted directly by the Company, and no commissions or other compensation were paid in connection with it.

Under the June 2026 Purchase Agreement, each Purchaser was granted certain registration rights with respect to the shares of common stock purchased in the Private Placement. The Company is required to prepare and file a registration statement with the SEC covering the resale of such shares of common stock within 90 days following the closing of the Private Placement. The Company agreed to bear all fees and expenses incurred in connection with the registration of the registrable securities. The closing of the Private Placement was subject to customary closing conditions and occurred on the same date.

g)	On June 26, 2026, the Company filed Form S-3 to register an aggregate of up to 18,864,000 shares of common stock consisting of (i) 11,250,000 shares of common stock issued upon the conversion of 75,000 Series AAA Preferred Stock originally issued by the Company on December 22, 2025 pursuant the Purchase Agreement and subsequently transferred pursuant to a secondary share sale agreement dated March 23, 2026 (the “March 2026 SSA”), (ii) 5,550,000 shares of common stock issued upon the conversion of 37,000 Series AAA Preferred Stock originally issued by the Company pursuant to the December 2025 Purchase Agreement, and subsequently transferred to pursuant to the March 2026 SSA, and (iii) 2,064,000 shares of common stock issued upon the conversion of 103,200 shares of Series AA Preferred Stock originally issued by the Company pursuant to the December 2025 Purchase Agreement. The S-3 was declared effective by the SEC on July 17, 2026.

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

NOTE 8: SEGMENT INFORMATION

During the three and six months ended June 30, 2026 and 2025, the Company operated in one business segment, focusing on immunotherapy research. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying unaudited condensed consolidated statements of operations.

As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development
External research and development	$317,979	$1,687,877	$677,169	$4,003,989
Internal personnel costs	45,148	479,237	177,092	973,965
Total research and development	363,127	2,167,114	854,261	4,977,954
General and administrative	1,445,739	2,289,649	3,114,193	4,051,368

Total operating expenses	1,808,866	4,456,763	3,968,454	9,029,322

Other income (expense)
Warrant repricing	-	-	(410,154)	-
Change in fair value of convertible promissory notes	-	(787,703)	-	(787,703)
Other income, net	14,003	15,547	42,675	55,676

Total other income (expense)	14,003	(772,156)	(367,479)	(732,027)

Net loss	$(1,794,863)	$(5,228,919)	$(4,335,933)	$(9,761,349)

NOTE 9: RELATED PARTY TRANSACTIONS

On January 20, 2026, the Company entered into a consulting agreement with N.L.T. Management and Asset Holdings Company Ltd. (the “Consulting Entity”), an immediate family member of a former director of the Company. The director resigned from the Board on June 5, 2026. Under the agreement, the Consulting Entity provides general business advice and services related to business development activities and potential ongoing operations in exchange for (i) annual consulting fees of $41,000, payable on a monthly basis; and (ii) a one-time, nonrefundable cash signing bonus of $50,000. On April 30, 2026, the Company entered into a separate agreement with the Consulting Entity whereby the Consulting Entity would provide services as follows: transition of control assistance and support, file maintenance, and corporate secretary assistance through June 30, 2026. During the six months ended June 30, 2026, the Company recognized $0.1 million in expense in connection with these agreements, presented within general and administrative expenses in the unaudited condensed consolidated statements of operations. The amount payable to the Consulting Entity as of June 30, 2026 was approximately $7,000.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated events subsequent to June 30, 2026 through August 13, 2026, which represents the date these condensed consolidated financial statements were issued. The Company concluded that no other events occurred that would require recognition or disclosure in these unaudited condensed consolidated financial statements.

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

All information in this Quarterly Report relating to shares or price per share reflects the 1-for-28 reverse stock split effective June 27, 2025.

Overview

We are a clinical-stage biotechnology company that has historically focused on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy platform. During the second quarter of 2026, we also began evaluating our strategic alternatives, including a potential Post-Investment Transaction, involving an investment in or acquisition of an operating business, while continuing to evaluate our existing therapeutic assets and related research initiatives.

During the second quarter of 2026, we discontinued further enrollment in our combination study, there are no participants remaining in any active Decoy20 clinical study, and we substantially reduced activities related to the further development of Decoy20 while we evaluate strategic alternatives for our business and therapeutic assets.

In April 2026, the Company appointed Joe Z. Tsien as a scientific consultant to support the Company’s ongoing evaluation of certain research and data-related initiatives involving sleep-related biological signals, neurophysiological activity patterns, immune-therapeutic response pathways and functional physiological assessment methods. We continue to evaluate how these additional research capabilities may contribute to our longer-term scientific and strategic objectives.

During the second quarter of 2026, we also started a research collaboration with Kunming University of Science and Technology in the areas of neurological research and sleep, which we are evaluating as a complementary research initiative while we continue to evaluate the Company’s Decoy platform and Decoy20 assets from a scientific and strategic perspective, including the existing data, mechanism of action, potential applications, and possible licensing, partnership or other strategic opportunities.

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

Currently, we have discontinued further clinical development of Decoy20 and there are no participants remaining in the study. We do not have any current plans to initiate a new clinical trial. As a result, we expect our research and development expenses to decrease in the short term.

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

With the discontinuation and winding down of the clinical development of Decoy20, we expect our general and administrative expenses to decrease in the short term, however, this may be offset by additional costs related to any Post-Investment Transaction.

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

Results of Operations

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 and the relative dollar and percentage change between the two periods.

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$363,127	$2,167,114	$(1,803,987)	-83%
General and administrative	1,445,739	2,289,649	(843,910)	-37%
Total operating expenses	1,808,866	4,456,763	(2,647,897)	-59%
Loss from operations	(1,808,866)	(4,456,763)	2,647,897	59%
Other income (expense), net	14,003	(772,156)	786,159	-102%
Net loss	$(1,794,863)	$(5,228,919)	$3,434,056	66%
Net loss available to common shareholders per share of common stock, basic and diluted	$(0.02)	$(9.09)	$9.08	100%
Weighted average number of shares used in calculating net loss per share, basic and diluted	116,131,213	574,923	115,633,419	20,099%

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2026 and 2025 were $0.4 million and $2.2 million, respectively, a decrease of $1.8 million or 83%, primarily attributable to a decrease in clinical costs related to our Phase 1 study of Decoy20 as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2026 and 2025 were $1.4 million and $2.3 million, respectively, representing a decrease of $0.8 million or 37%. The decrease was primarily attributable to a decrease in certain expenses related to the transition of management as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

Other Income (Expense), net

The change in our other income (expense), net between three months ended June 30, 2026 and 2025 was approximately $0.8 million and consists primarily of the change in the fair value of outstanding convertible promissory notes during the three months ended June 30, 2025 with no similar charges during the three months ended June 30, 2026.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025 and the relative dollar and percentage change between the two periods.

	For the Six Months Ended		Change
	2026	2025	$	%
Operating expenses:
Research and development	$854,261	$4,977,954	$(4,123,693)	-83%
General and administrative	3,114,193	4,051,368	(937,175)	-23%
Total operating expenses	3,968,454	9,029,322	(5,060,868)	-56%
Loss from operations	(3,968,454)	(9,029,322)	5,060,868	56%
Other income (expense), net	(367,479)	(732,027)	364,548	-50%
Net loss	$(4,335,933)	$(9,761,349)	$5,425,416	56%
Net loss available to common shareholders per share of common stock, basic and diluted	$(0.07)	$(18.09)	$18.02	100%
Weighted average number of shares used in calculating net loss per share, basic and diluted	64,112,185	539,538	63,572,647	11,783%

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2026 and 2025 were $0.9 million and $5.0 million, respectively, a decrease of $4.1 million or 83%, primarily attributable to a decrease in clinical costs related to our Phase 1 study of Decoy20 as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2026 and 2025 were $3.1 million and $4.1 million, respectively, representing a decrease of $0.9 million or 23%. The decrease was primarily attributable to a decrease in certain expenses related to the transition of management as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

Other Income (Expense), net

The change in our other income (expense), net between the six months ended June 30, 2026 and 2025 was approximately $0.4 million and consists primarily of the change in the fair value of outstanding convertible promissory notes during the six months ended June 30, 2025 offset by the warrant repricing in February 2026.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2022, we entered into the ATM Agreement with H.C. Wainwright & Co. (“Wainwright”), which was amended on September 1, 2022, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $6.3 million. The issuances and sales of common stock by us under the ATM Agreement were being made pursuant to “shelf” registration statements on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022 and most recently on August 13, 2025 and declared effective on August 20, 2025. As of the date of this Quarterly Report, we have sold 525,428 shares of our common stock for aggregate gross proceeds of approximately $2.7 million.

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

On June 17, 2026, the Company entered into the Private Placement pursuant to which the Company agreed to issue and sell an aggregate of 20,000,000 shares of its common stock at a purchase price of $0.60 per share. The aggregate gross proceeds to the Company from the Private Placement were approximately $12.0 million before deducting offering expenses payable by the Company. The Private Placement was conducted directly by the Company, and no commissions or other compensation were paid in connection with it.

We believe that our cash and cash equivalents of approximately $7.6 million as of June 30, 2026, together with approximately $4.0 million held in certificates of deposit that are available for withdrawal will provide us with sufficient liquidity to fund our operating expenses and capital expenditure requirements through the second quarter of 2027. During this period, we may also seek to further strengthen our capital position through additional equity financings to further support our operational goals or maintain strategic flexibility. Accordingly, we believe that our cash resources are adequate for our anticipated near-term operating needs.

These expectations are based on management’s current assumptions, which involve risks and uncertainties, and actual resource requirements may differ materially. If our liquidity needs exceed current projections, or if additional capital cannot be obtained on acceptable terms, we may adjust the scale or timing of our research and development activities accordingly. For additional discussion of our liquidity and financial condition, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $8.9 million for the six months ended June 30, 2026, compared with net cash used in operating activities of approximately $9.1 million for the six months ended June 30, 2025. The change is primarily attributable to the reduction in our net loss of approximately $5.4 million and the decrease in our accounts payable and other current liabilities of approximately $5.5 million. The decrease in our accounts payable and other current liabilities was primarily a result of the payment of certain expenses accrued as of December 31, 2025 during the six months ended June 30, 2026, combined with significantly reduced operating expenses due to the wind-down of the Phase 1 trial and decreases in executive compensation.

Investing Activities

During the six months ended June 30, 2026, the Company invested $4.0 million in certificates of deposit.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $12.0 million, which was provided by the issuance and sale of our common stock pursuant to the June 2026 Private Placement.

Funding Requirements

We believe that our existing cash and cash equivalents as of June 30, 2026 are adequate to fund our ongoing activities through the second quarter of 2027 and we expect to continue to incur operating expenses in the future in connection with our ongoing activities and our plans to pursue a Post-Investment Transaction.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2025 Annual Report on Form 10-K. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to the accompanying unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent changes in executive management may create uncertainties during the Company’s transition period.

As previously disclosed, on March 23, 2026, certain securities previously held by Mr. David E. Lazar were transferred to third-party purchasers pursuant to the terms of the applicable Securities Purchase Agreement. Following these transactions, changes to the Company’s executive management occurred, including the resignation of Messrs. Lazar and Jeffrey Meckler from their executive officer positions. In addition, on April 16, 2026, Dr. Michael Newman, resigned as Chief Scientific Officer of the Company.

During this transition period, the Company may experience operational, organizational and governance-related challenges as the current management team continues to evaluate corporate priorities, internal processes, and capital allocation initiatives. In addition, there may be further changes to the Company’s executive management team in the future. Any such developments could disrupt the Company’s operations and strategic initiatives and adversely affect the Company’s business, financial condition, and results of operations.

Our future business prospects and operations are uncertain, and we may be unable to identify or successfully execute a viable development program or strategic alternative.

As of the date of this Quarterly Report, we have discontinued further enrollment in our combination study, there are no participants remaining in any ongoing Decoy20 clinical study, and we currently have no active clinical development programs. We have also substantially reduced activities relating to the further development of Decoy20 pending additional financing, strategic review and/or other business developments. As a result, the future direction and viability of our business and operations are subject to substantial uncertainty.

We are evaluating strategic alternatives for our Decoy20 program and broader business operations, which may include strategic transactions, research collaborations, investments in or acquisitions of other businesses, and other potential growth opportunities.

We are also evaluating our existing therapeutic development assets and certain limited nonclinical, preclinical, research and data-oriented initiatives. In April 2026, we appointed Joe Z. Tsien as a scientific consultant to support the Company’s ongoing evaluation of certain research and data-related initiatives involving sleep-related biological signals, neurophysiological activity patterns, immune-therapeutic response pathways and functional physiological assessment methods. However, we have not determined which, if any, of these strategic alternatives or initiatives we will pursue, and there can be no assurance that we will identify a suitable opportunity, obtain the financing or other resources necessary to pursue it, or successfully negotiate and complete any proposed transaction or collaboration. Any opportunity we pursue may require substantial additional capital, involve significant scientific, clinical, regulatory, operational and integration risks or fail to produce commercially viable products or meaningful revenues.

Our evaluation process may be lengthy, costly and disruptive to our existing operations and may divert management’s attention and resources. If we are unable to secure additional financing, identify and implement a viable strategic direction, or derive value from our existing assets or new initiatives, we may be required to further reduce or discontinue operations, dispose of assets on unfavorable terms, pursue a restructuring, wind down our operations, or seek protection under applicable bankruptcy laws. Accordingly, our business, financial condition, and results of operations could be materially and adversely affected and investors may incur losses in their investments in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the quarter ended June 30, 2026, the Company completed the following unregistered issuances of its equity securities:

On June 17, 2026, the Company completed a private placement of 20,000,000 shares of Common Stock at a purchase price of $0.60 per share, resulting in gross proceeds of approximately $12.0 million. The shares were issued in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder. No underwriting discounts or commissions were paid in connection with the offering.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 16, 2026, Michael Newman, resigned as Chief Scientific Officer of the Company. Mr. Newman’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

During the six months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Stock Purchase Agreement, dated June 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indaptus Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Junyi Dai
Junyi Dai
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Yu Ding
Yu Ding
Chief Financial Officer (Principal Financial and Accounting Officer)

