Form 10-Q
period 2026-09-30
Indaptus Therapeutics, Inc.
filed 2026-11-13
CIK 1857044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s common stock outstanding as of November 13, 2026 was 153,602,583.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains, and management may make, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terms such as “believe,” “expect,” “intend,” “plan,” “may,” “should,” “anticipate,” “could,” “might,” “seek,” “target,” “will,” “project,” “forecast,” “continue” or their negatives or variations of these words or other comparable words. These statements include, without limitation, our statements about: our evaluation of our Decoy platform and Decoy20 assets, including any potential licensing, partnership or other strategic opportunities relating to those assets; our research collaborations and other research initiatives, including those relating to sleep-related biological signals, neurophysiological activity patterns, immune-therapeutic response pathways and other data-driven health technologies, and the potential contribution of such initiatives to our longer-term strategy; our general business strategy and the plans and objectives of management for future operations; our expectations regarding our research and development and general and administrative expenses; our future results of operations and financial condition; the sufficiency of our cash and cash equivalents to fund our ongoing activities and our ability to continue as a going concern; our ability to obtain additional financing when needed; and the impact of current macroeconomic conditions on our operations, ability to access capital, and liquidity.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled Part II. Item 1A. “Risk Factors” and Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$26,604,443	$8,507,628
Short-term investments	4,000,000	-
Prepaid expenses and other current assets	607,542	802,540

Total assets	$31,211,985	$9,310,168

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other current liabilities	$329,926	$6,158,575
Proceeds received pending share issuance (Note 6h)	20,549,933	-
Total liabilities	20,879,859	6,158,575

Commitments and contingencies (Note 7)	-

Stockholders’ equity:
Common stock: $0.01 par value, 1,000,000,000 and 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 133,242,324 shares issued and outstanding as of September 30, 2026 and 2,167,324 shares issued and outstanding as of December 31, 2025	1,332,424	21,674
Preferred stock: $0.01 par value, 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and 1,000,000 shares issued and outstanding as of December 31, 2025	-	10,000
Additional paid-in capital	95,672,510	84,408,018
Accumulated deficit	(86,672,808)	(81,288,099)

Total stockholders’ equity	10,332,126	3,151,593

Total liabilities and stockholders’ equity	$31,211,985	$9,310,168

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$271,204	$1,517,723	$1,125,465	$6,495,677
General and administrative	864,663	1,130,764	3,978,854	5,182,132

Total operating expenses	1,135,867	2,648,487	5,104,319	11,677,809

Loss from operations	(1,135,867)	(2,648,487)	(5,104,319)	(11,677,809)

Other income (expense):
Warrant repricing	-	-	(410,154)	-
Change in fair value of convertible promissory notes	-	(365,718)	-	(1,153,421)
Other income, net	87,089	39,088	129,764	94,764

Total other income (expense), net	87,089	(326,630)	(280,390)	(1,058,657)

Net loss	$(1,048,778)	$(2,975,117)	$(5,384,709)	$(12,736,466)

Net loss per share, basic and diluted	$(0.01)	$(2.98)	$(0.06)	$(18.48)

Weighted average number of shares basic and diluted	133,242,324	997,038	87,494,438	689,174

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Preferred stock		Additional paid	Accumulated
	Shares*	Amount*	Shares	Amount	in capital*	deficit	Total
Balance, January 1, 2025	428,799	$4,288	-	$-	$64,379,770	$(60,439,183)	$3,944,875
Stock-based compensation	-	-	-	-	240,891	-	240,891
Issuance of common stock and warrants, net of issuance costs (Note 6c)	75,335	753	-	-	1,985,990	-	1,986,743
Issuance of common stock, net of issuance costs (Note 6d)	57,328	573	-	-	1,159,078	-	1,159,651
Issuance of commitment shares (Note 6d)	10,927	109	-	-	(109)	-	-
Net loss	-	-	-	-	-	(4,532,430)	(4,532,430)
Balance, March 31, 2025	572,389	5,724	-	-	67,765,620	(64,971,613)	2,799,731

Issuance of common stock and warrants, net of issuance costs	32,574	326	-	-	574,743	-	575,069
Stock-based compensation	-	-	-	-	180,763	-	180,763
Net loss	-	-	-	-	-	(5,228,919)	(5,228,919)
Balance, June 30, 2025	604,963	6,050	-	-	68,521,126	(70,200,532)	(1,673,356)

Issuance of common stock and warrants upon conversion of debt, net of issuance costs	501,566	5,016	-	-	6,854,625	-	6,859,641
Exercise of pre-funded warrants	15,391	154	-	-	-	-	154
Issuance of shares of common stock, net of issuance costs (Note 6b)	520,000	5,200	-	-	2,238,591	-	2,243,791
Stock-based compensation	-	-	-	-	150,614	-	150,614
Net loss	-	-	-	-	-	(2,975,117)	(2,975,117)
Balance, September 30, 2025	1,641,920	$16,420	-	$-	$77,764,956	$(73,175,649)	$4,605,727

Balance, January 1, 2026	2,167,324	$21,674	1,000,000	$10,000	$84,408,018	$(81,288,099)	$3,151,593
Stock-based compensation	75,000	750	-	-	226,430	-	227,180
Warrant repricing (Note 6a)	-	-	-	-	410,154	-	410,154
Conversion of Series AA preferred stock (Note 6e)	6,000,000	60,000	(300,000)	(3,000)	(57,000)	-	-
Conversion of Series AAA preferred stock (Note 6e)	105,000,000	1,050,000	(700,000)	(7,000)	(1,043,000)	-	-
Net loss	-	-	-	-	-	(2,541,070)	(2,541,070)
Balance, March 31, 2026	113,242,324	1,132,424	-	-	83,944,602	(83,829,169)	1,247,857

Issuance of shares of common stock, net of issuance costs (Note 6f)	20,000,000	200,000	-	-	11,783,819	-	11,983,819
Stock-based compensation	-	-	-	-	(64,283)	-	(64,283)
Net loss	-	-	-	-	-	(1,794,861)	(1,794,861)
Balance, June 30, 2026	133,242,324	1,332,424	-	-	95,664,138	(85,624,030)	11,372,532

Stock-based compensation	-	-	-	-	8,372	-	8,372
Net loss	-	-	-	-	-	(1,048,778)	(1,048,778)
Balance, September 30, 2026	133,242,324	$1,332,424	-	$-	$95,672,510	$(86,672,808)	$10,332,126

*	Retroactively restated for one-for-twenty-eight share consolidation on June 27, 2025.

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,384,709)	$(12,736,466)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	171,269	572,268
Change in fair value of convertible promissory note	-	1,153,421
Warrant repricing	410,154	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	257,472	463,902
Accounts payable and other current liabilities	(5,828,649)	(1,084,078)
Operating lease right-of-use asset and liability, net	-	(1,790)

Net cash (used in) operating activities	(10,374,463)	(11,632,743)

Cash flows from investing activities:
Certificates of deposit	(4,000,000)	-

Net cash (used in) investing activities	(4,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	-	5,714,800
Proceeds from issuance of shares of common stock and warrants	12,000,000	6,397,042
Proceeds from advance related to future financing	20,549,933	-
Issuance costs	(78,655)	(440,213)

Net cash provided by financing activities	32,471,278	11,671,629

Net increase in cash and cash equivalents	18,096,815	38,886

Cash and cash equivalents, beginning of period	8,507,628	5,786,753

Cash and cash equivalents, end of period	$26,604,443	$5,825,639

Noncash investing and financing activities:
Settlement of convertible debt	$-	$6,868,221
Issuance of commitment shares	$-	$109
Conversion of Series AA and Series AAA preferred stock	$1,110,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

INDAPTUS THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: GENERAL

Indaptus Therapeutics, Inc. and its wholly-owned subsidiaries (Decoy Biosystems, Inc., Intec Pharma Ltd., and Pinnacle Innovation Limited), collectively the “Company”, is a clinical-stage biotechnology company that has historically focused on developing a novel and patented systemically-administered anti-cancer and anti-viral immunotherapy platform. The Company seeks to better understand the relationship between sleep, physical recovery, neurological function, and immune status, which could potentially support future immunotherapy evaluation, patient recovery monitoring, and biomarker research.

During the nine months ended September 30, 2026, the Company entered into a research collaboration with Kunming University of Science and Technology, located in Kunming China, for the study of neurological research and sleep as an extension of its immunotherapy research based on its Decoy platform.

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

On June 17, 2026, the Company entered into a Stock Purchase Agreement (the “June 2026 Private Placement”) pursuant to which the Company agreed to issue and sell an aggregate of 20,000,000 shares of its common stock at a purchase price of $0.60 per share. The aggregate gross proceeds to the Company from the June 2026 Private Placement were approximately $12.0 million before deducting offering expenses payable by the Company. For more details, see Note 6(f).

On August 28, 2026, the Company entered into an amendment to its at the market agreement dated June 1, 2022 (the “ATM Agreement”) which supersedes and replaces the ATM Agreement (the “Amended ATM Agreement”). Pursuant to the Amended ATM Agreement, the Company may issue and sell shares of its common stock up to an aggregate maximum offering price of $100.0 million. For more details, see Note 6(b).

On September 8, 2026, the Company entered into a private placement pursuant to which the Company agreed to issue and sell an aggregate of 20,338,974 shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $24.0 million, before deducting offering expenses (the “September 2026 Private Placement”). For more details, see Note 6(h).

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

Going concern and management’s plans

The Company has incurred net losses and negative cash flows from operations since inception and had an accumulated deficit of $86.7 million as of September 30, 2026. The Company has not generated any revenue to date. It expects to continue to incur losses as it advances its research and development activities. These include early-stage research and preclinical evaluation of a potential neurotechnology and neural-network-based device for certain sleep-related conditions, with a view toward a potential future submission to the U.S. Food and Drug Administration. The Company will require significant additional financing prior to any commercialization.

In prior periods, the Company disclosed that these conditions raised substantial doubt about its ability to continue as a going concern. During 2026, the Company completed two private placements of its common stock. In June 2026, the Company sold 20,000,000 shares at $0.60 per share for gross proceeds of approximately $12.0 million. In September 2026, the Company entered into a stock purchase agreement to sell 20,338,974 shares for gross proceeds of approximately $24.0 million. Of that amount, $20.5 million was received prior to September 30, 2026 and the remaining $3.5 million was received in October 2026. The transaction closed on October 16, 2026.

As of September 30, 2026, the Company had cash of $26.6 million and short-term investments of $4.0 million. Based on its current operating plan, management believes that existing cash and short-term investments, together with the $3.5 million received in October 2026, will be sufficient to fund the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. This evaluation does not assume proceeds from any future financing. As a result, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been resolved.

The Company will need to raise additional capital to fund its operations beyond that period. It may seek such capital through equity or debt financings or other sources, including potential collaborations, licenses and similar arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and SEC Regulation S-X Article 10 for interim financial statements. Accordingly, they do not contain all the information and notes required by US GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026 and December 31, 2025, the consolidated results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 17, 2026. The consolidated balance sheet data as of December 31, 2025, included in these unaudited condensed consolidated financial statements was derived from the audited financial statements for the year ended December 31, 2025, but does not include all disclosures required by US GAAP for annual financial statements.

The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the year ending December 31, 2026.

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

The following number of stock options, warrants, pre-funded warrants, and convertible Preferred Stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive for the periods presented (share data):

	Weighted average
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	1,557,719	1,360,786	1,557,724	659,481
Outstanding stock options	66,890	104,568	122,336	103,297
Pre-funded warrants	221,005	136,282	221,005	45,594
Preferred stock	-	-	301,471	-

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash and cash equivalents consist of business checking deposits and an investment in a government money market mutual fund. The Company’s cash balances exceed those that are federally insured, however, the Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. To date, the Company has not recognized any losses caused by uninsured balances.

Short-term investments

Short-term investments consist of certificates of deposit. During the nine months ended September 30, 2026, the Company placed an aggregate of $4.0 million of its cash into three U.S. dollar-denominated certificates of deposit (the “CDs”). The CDs each mature on June 18, 2027 and can be redeemed on demand. They are non-negotiable and non-transferable time deposits, and they are reported as short-term investments within current assets on the unaudited consolidated balance sheets.

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

Fair value measurement

ASC 820, Fair Value Measurements (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

As of September 30, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximated their fair values due to the short-term nature of these items.

During the nine months ended September 30, 2026, the Company repriced outstanding warrants to purchase its common stock. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. See Note 6a for details.

During the nine months ended September 30, 2026, the Company invested $4.0 million of its cash into CDs as noted above. The valuation of the CDs is considered under Level 2 of the fair value hierarchy, as it is estimated using observable inputs, including prevailing interest rates for deposits of similar remaining maturity.

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

NOTE 3: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$167,185	$390,361
Prepaid research and development	250,000	392,572
Other prepaid expenses	101,149	19,607
Deferred transaction costs	62,474	-
Other current assets	26,734	-
Total prepaid expenses and other current assets	$607,542	$802,540

NOTE 4: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$171,613	$544,057
Accrued employee costs	16,006	4,025,341
Other accrued expenses	9,213	5,582
Accrued board fees	15,000	78,500
Accrued professional fees	114,094	322,039
Delaware franchise taxes payable	-	84,100
Accrued research and development	4,000	1,098,956
Total accounts payable and other current liabilities	$329,926	$6,158,575

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

A summary of the stock option activity during the nine months ended September 30, 2026 is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding as of January 1, 2026	123,907	$104.70	7.3	$-
Granted	50,000	$2.38	9.3	$6,000
Forfeited and cancelled	(121,772)	$-	-	$-
Outstanding as of September 30, 2026	52,135	$5.49	9.1	$6,000
Exercisable as of September 30, 2026	10,468	$17.88	7.9	$1,000
Vested and expected to vest as of September 30, 2026	52,135	$5.49	9.1	$6,000

The following table summarizes the total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$-	$61,872	$22,584	$191,401
General and administrative	8,372	88,742	148,685	380,867
Total stock-based compensation	$8,372	$150,614	$171,269	$572,268

As of September 30, 2026, total compensation cost not yet recognized related to unvested stock options was $78,014, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The weighted average inputs used to measure the value of the options granted during the nine months ended September 30, 2026 are presented in the table below. The weighted average fair value of stock options issued during the nine months ended September 30, 2026 was $2.01 per share.

Weighted average Black Scholes assumptions:

2026
Exercise Price	$2.38
Expected term (in years)	5.8
Volatility	113.5%
Dividend yield	0%
Risk free rate	3.7%

NOTE 6: CAPITALIZATION

a)	As of September 30, 2026 and December 31, 2025, the Company had 1,000,000,000 and 200,000,000 shares of common stock authorized, respectively, and 133,242,324 and 2,167,324 shares issued and outstanding, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 5,000,000 shares of preferred stock authorized. As of December 31, 2025, the Company had 300,000 shares of Series AA Preferred Stock and 700,000 shares of Series AAA Preferred Stock issued and outstanding. During the nine months ended September 30, 2026, all outstanding Preferred Stock was converted into 111,000,000 shares common stock. As such, there were no shares of Preferred Stock issued and outstanding as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, there were warrants outstanding to purchase an aggregate of 1,778,729 shares of common stock with a weighted average remaining contractual term of 3.8 years as of September 30, 2026.

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

The Company used a Black Scholes model to measure the fair value of the modified warrants immediately before and immediately after the modification using the following weighted average assumptions:

Term (in years)	4.4
Volatility	99.7%
Annual Rate of Dividends	0.0%
Discount Rate (Equiv. Bond Yield)	3.6%

Following the warrant repricing, the total outstanding warrants as of September 30, 2026 were exercisable at a weighted average price of $19.57.

b)	On June 1, 2022, the Company entered into an ATM Agreement, which was amended on September 1, 2022 with a sales agent, pursuant to which the Company may offer and sell, from time to time through the sales agent, shares of the Company’s common stock. The issuance and sale of common stock by the Company under the ATM Agreement was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 filed with the SEC on August 13, 2025 and declared effective on August 20, 2025. During 2025 the Company sold 520,000 shares of the Company’s common stock for aggregate net proceeds of approximately $2.25 million, after deducting issuance expenses in the amount of approximately $0.1 million. The Company’s ability to issue shares under the shelf registration statement on Form S-3 was limited by General Instruction I.B.6 to Form S-3. On June 8, 2026, the ATM Agreement was terminated and the Company paid a termination fee of $0.5 million.

On August 28, 2026, the Company entered into a new at the market agreement (the “Amended ATM Agreement”) with the sales agent, which supersedes and replaces the prior ATM Agreement dated June 1, 2022. Pursuant to the Amended ATM Agreement, the Company may issue and sell shares of its common stock up to an aggregate maximum offering price of $100.0 million. (the “Amended ATM Agreement”), which supersedes and replaces, the ATM Agreement, dated June 1, 2022. Pursuant to the Amended ATM Agreement, the Company may issue and sell shares of its common stock up to an aggregate maximum offering price of $100.0 million.

On August 31, 2026, the Company filed a prospectus supplement, including an accompanying base prospectus dated August 20, 2025, which together form a part of the Company’s shelf registration statement on Form S-3 (File No. 333-289573), initially filed and declared effective by the SEC in August 2025.

Pursuant to the terms of the Amended ATM Agreement, the Company will pay the sales agent a placement fee equal to 3.0% of the gross sales price of shares of common stock sold by the sales agent pursuant to the Amended ATM Agreement, in addition to reimbursement of reasonable fees and expenses of the sales agent’s counsel not to exceed $50,000.

c)	On January 16, 2025, the Company completed a private placement offering pursuant to which the Company sold and issued to certain investors an aggregate of 75,335 shares of common stock and warrants to purchase 75,335 shares of common stock (the “January 2025 Warrants”). The shares and January 2025 Warrants were sold on a combined basis for consideration of $29.82 for one share and one January 2025 Warrant. The January 2025 Warrants are immediately exercisable at an exercise price of $26.32 per share and expire five years from the date of issuance. The total net proceeds were approximately $2.0 million, after deducting placement agent and other offering expenses in the amount of approximately $0.25 million. In February 2025, the Company filed a registration statement to register the resale by the investors of the shares of common stock and shares of common stock issuable upon exercise of the January 2025 Warrants. The registration statement was declared effective on February 11, 2025. In addition, in connection with the January 2025 Offering, the Company issued to the placement agent and its designees warrants to purchase an aggregate of 5,268 shares of common stock at an exercise price of $32.90. The placement agent warrants are exercisable six months from the date of issuance and expire on the fifth anniversary of the issue date. On February 11, 2026, the Company reduced the exercise price of the January 2025 Warrants and the placement agent warrants to $1.75 per share as described above.

d)	On February 12, 2025, the Company entered into the SEPA with Yorkville, which provides that, upon the terms and subject to the restrictions and satisfaction of the conditions in the SEPA, Yorkville is committed to purchase up to an aggregate of $20.0 million of the Company’s shares of common stock over a 36-month period. At the Company’s option, the shares of common stock would be purchased by Yorkville from time to time at a price equal to 97% of the lowest of the three daily VWAPs during a three consecutive trading day period commencing on the date that the Company, subject to certain limitations, delivers a notice to Yorkville that the Company is committing Yorkville to purchase such shares of common stock. The Company may also specify a certain minimum acceptable price per share in each advance. The Company will control the timing and amount of sales of the Company’s shares to Yorkville. As consideration for Yorkville’s irrevocable commitment to purchase shares of the Company’s common stock upon the terms of and subject to restrictions and satisfaction of the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued to Yorkville 10,927 shares of common stock as commitment shares. Under the applicable Nasdaq Rules and pursuant to the SEPA, in no event may the Company issue or sell to Yorkville more than 100,830 shares of common stock (the “Exchange Cap”), which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap, or (ii) the average price of all applicable sales of common stock under the SEPA equals or exceeds $22.882 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) on the trading day immediately preceding the effective date or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the effective date). On February 12, 2025, the Company filed a Form S-1 covering the resale of up to 357,142 shares of common stock comprised of (i) 10,927 commitment shares, and (ii) up to 346,215 shares of common stock reserved for issuance and sale to Yorkville under the SEPA. The Form S-1 was declared effective on February 13, 2025. During 2025, the Company sold and issued 89,902 shares of common stock under the SEPA for aggregate net proceeds of approximately $1.74 million, after deducting offering expenses in the amount of approximately $0.1 million.

Effective March 11, 2026, the Company terminated the SEPA with Yorkville, and the SEPA is no longer in effect.

e)	On December 22, 2025, the Company entered the Purchase Agreement with David E. Lazar pursuant to which the Company agreed to issue and sell an aggregate of 1,000,000 shares of convertible preferred stock, consisting of (i) 300,000 shares of Series AA Convertible Preferred Stock and (ii) 700,000 shares of Series AAA Convertible Preferred Stock (collectively the “Preferred Stock”) at a purchase price of $6.00 per share for gross proceeds of $6.0 million. The transaction closed on December 23, 2025 and on December 23, 2025, the Company filed a Series AA Certificate of Designation and Series AAA Certificate of Designation with the Secretary of State of Delaware designating the rights, preferences and limitations of each of the shares of the Series AA Preferred Stock and the Series AAA Preferred Stock, respectively. Each share of Series AA Preferred Stock was convertible, subject to stockholder approval, into 20 shares of the Company’s common stock, par value $0.01 per share. Each share of Series AAA Preferred Stock was convertible into 150 shares of common stock. Conversion of the Preferred Stock was subject to compliance with Nasdaq Listing Rule 5635, which required stockholder approval for issuances of common stock in excess of 19.99% of the Company’s outstanding shares. Accordingly, the Company agreed to seek stockholder approval for the issuance of the full number of shares of common stock underlying the Preferred Stock. On February 26, 2026, the Company’s stockholders voted to approve, among other things, the issuance of shares of the Company’s common stock issuable upon the conversion of the Series AA Preferred Stock and Series AAA Preferred Stock in accordance with Nasdaq Listing Rules 5635(b) and 5635(d).

The Company determined that the Preferred Stock was not within the scope of ASC 815 as it did not contain any embedded derivatives required to be bifurcated from the Preferred Stock therefore these instruments were equity classified within permanent equity.

In March 2026, all outstanding shares of Preferred Stock were converted to shares of common stock as described above.

f)	On June 17, 2026, the Company entered into the June 2026 Private Placement pursuant to which the Company agreed to issue and sell an aggregate of 20,000,000 shares of its common stock at a purchase price of $0.60 per share for aggregate gross proceeds of $12.0 million before deducting offering expenses payable by the Company. The June 2026 Private Placement was conducted directly by the Company, and no commissions or other compensation were paid in connection with it.

Under the June 2026 Private Placement, the Company was required to prepare and file a registration statement with the SEC covering the resale of such shares of common stock within 90 days following the closing. The Company filed Form S-3 on August 17, 2026, which was declared effective by the SEC on August 25, 2026. The Company agreed to bear all fees and expenses incurred in connection with the registration of the registrable securities. The June 2026 Purchase Agreement contains customary representations, warranties and covenants of the parties. The closing of the Private Placement was subject to customary closing conditions and occurred on the same date.

g)	On June 26, 2026, the Company filed Form S-3 to register an aggregate of up to 18,864,000 shares of common stock consisting of (i) 11,250,000 shares of common stock issued upon the conversion of 75,000 Series AAA Preferred Stock originally issued by the Company on December 22, 2025 pursuant the Purchase Agreement and subsequently transferred pursuant to a secondary share sale agreement dated March 23, 2026 (the “March 2026 SSA”), (ii) 5,550,000 shares of common stock issued upon the conversion of 37,000 Series AAA Preferred Stock originally issued by the Company pursuant to the December 2025 Purchase Agreement, and subsequently transferred to pursuant to the March 2026 SSA, and (iii) 2,064,000 shares of common stock issued upon the conversion of 103,200 shares of Series AA Preferred Stock originally issued by the Company pursuant to the December 2025 Purchase Agreement. The S-3 was declared effective by the SEC on July 17, 2026.

h)	On September 8, 2026, the Company entered into a private placement pursuant to which the Company agreed to issue and sell an aggregate of 20,338,974 shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $24.0 million, before deducting offering expenses (the “September 2026 Private Placement”). The Company currently intends to use the net proceeds from the September 2026 Private Placement for working capital, research and development and other general corporate purposes, which may include early-stage research and preclinical evaluation of a potential neurotechnology and neural-network-based device for certain sleep-related conditions, with a view toward a potential future FDA submission. The purchase price per share of the offering was equal to the lower of (i) the Nasdaq official closing price of the Company’s common stock on the trading day immediately preceding execution of the stock purchase agreement for the September 2026 Private Placement and (ii) the average Nasdaq official closing price of the Company’s common stock for the five trading days immediately preceding execution of such stock purchase agreement and (ii) the average Nasdaq official closing price of the Company’s common stock for the five trading days immediately preceding execution of the Purchase Agreement, in each case plus $0.015 per share. The September 2026 Private Placement provided for a closing no later than the fifteenth business day following September 8, 2026, which was extended to October 16, 2026.

On October 16, 2026, the Company completed the September 2026 Private Placement, having received the full purchase price from each of the purchasers and the Company issued an aggregate of 20,338,974 shares of its common stock. The proceeds of the offering received as of September 30, 2026 are presented within ‘Proceeds received pending share issuance’ on the unaudited condensed consolidated balance sheet.

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

NOTE 8: SEGMENT INFORMATION

During the three and nine months ended September 30, 2026 and 2025, the Company operated in one business segment, focusing on immunotherapy research. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses performance for the segment based on operating expenses as reported in the accompanying unaudited condensed consolidated statements of operations.

As such, the CODM uses cash forecast models in deciding how to invest in the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment.

The following table presents reportable segment loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development
External research and development	$271,204	$1,193,955	$948,373	$5,197,944
Internal personnel costs	-	323,768	177,092	1,297,733
Total research and development	271,204	1,517,723	1,125,465	6,495,677
General and administrative	864,663	1,130,764	3,978,854	5,182,132

Total operating expenses	1,135,867	2,648,487	5,104,319	11,677,809

Other income (expense)
Warrant repricing	-	-	(410,154)	-
Change in fair value of convertible promissory notes	-	(365,718)	-	(1,153,421)
Other income, net	87,089	39,088	129,764	94,764

Total other income (expense)	87,089	(326,630)	(280,390)	(1,058,657)

Net loss	$(1,048,778)	$(2,975,117)	$(5,384,709)	$(12,736,466)

NOTE 9: RELATED PARTY TRANSACTIONS

On January 20, 2026, the Company entered into a consulting agreement with N.L.T. Management and Asset Holdings Company Ltd. (the “Consulting Entity”), an entity controlled by an immediate family member of a former director of the Company. The director resigned from the Indaptus Therapeutics, Inc. Board on June 5, 2026, but remains a director on the Intec Pharma Ltd. Board. Under the agreement, the Consulting Entity provides general business advice and services related to business development activities and potential ongoing operations in exchange for (i) annual consulting fees of $41,000, payable on a monthly basis; and (ii) a one-time, nonrefundable cash signing bonus of $50,000. On April 30, 2026, the Company entered into a separate agreement with the Consulting Entity whereby the Consulting Entity would provide services as follows: transition of control assistance and support, file maintenance, and corporate secretary assistance through June 30, 2026. During the nine months ended September 30, 2026, the Company recognized $0.1 million in expense in connection with these agreements, presented within general and administrative expenses in the unaudited condensed consolidated statements of operations. The amount payable to the Consulting Entity as of September 30, 2026 was approximately $3,500.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated events subsequent to September 30, 2026 through November 13, 2026, which represents the date these condensed consolidated financial statements were issued.

In October 2026, the Company received the remaining $3.5 million in gross proceeds associated with the September 2026 Private Placement, prior to the closing of the financing on October 16, 2026. In connection with the closing of the Private Placement, the Company issued an aggregate of 20,338,974 shares to the investors.

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

Results of Operations

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 and the relative dollar and percentage change between the two periods.

	Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$271,204	$1,517,723	$(1,246,519)	-82%
General and administrative	864,663	1,130,764	(266,101)	-24%
Total operating expenses	1,135,867	2,648,487	(1,512,620)	-57%
Loss from operations	(1,135,867)	(2,648,487)	1,512,620	57%
Other income (expense), net	87,089	(326,630)	413,719	-127%
Net loss	$(1,048,778)	$(2,975,117)	$1,926,339	65%
Net loss available to common shareholders per share of common stock, basic and diluted	$(0.01)	$(2.98)	$2.97	100%
Weighted average number of shares used in calculating net loss per share, basic and diluted	133,242,324	997,038	132,245,286	13264%

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2026 and 2025 were $0.3 million and $1.5 million, respectively, a decrease of $1.2 million or 82%, primarily attributable to a decrease in clinical costs related to our Phase 1 study of Decoy20 as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2026 and 2025 were $0.9 million and $1.1 million, respectively, representing a decrease of $0.3 million or 24%. The decrease was primarily attributable to a decrease in certain expenses related to the transition of management as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

Other Income (Expense), net

The change in our other income (expense), net between three months ended September 30, 2026 and 2025 was approximately $0.4 million and consists primarily of the change in the fair value of outstanding convertible promissory notes during the three months ended September 30, 2025 with no similar charges during the three months ended September 30, 2026.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025 and the relative dollar and percentage change between the two periods.

	For the Nine Months Ended		Change
	2026	2025	$	%
Operating expenses:
Research and development	$1,125,465	$6,495,677	$(5,370,212)	-83%
General and administrative	3,978,854	5,182,132	(1,203,278)	-23%
Total operating expenses	5,104,319	11,677,809	(6,573,490)	-56%
Loss from operations	(5,104,319)	(11,677,809)	6,573,490	56%
Other income (expense), net	(280,390)	(1,058,657)	778,267	-74%
Net loss	$(5,384,709)	$(12,736,466)	$7,351,757	58%
Net loss available to common shareholders per share of common stock, basic and diluted	$(0.06)	$(18.48)	$18.42	100%
Weighted average number of shares used in calculating net loss per share, basic and diluted	87,494,438	689,174	86,805,264	12596%

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2026 and 2025 were $1.1 million and $6.5 million, respectively, a decrease of $5.4 million or 83%, primarily attributable to a decrease in clinical costs related to our Phase 1 study of Decoy20 as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2026 and 2025 were $4.0 million and $5.2 million, respectively, representing a decrease of $1.2 million or 23%. The decrease was primarily attributable to a decrease in certain expenses related to the transition of management as well as a decrease in payroll and related expenses due to reductions to headcount and base salaries, partially offset by a $0.5 million termination fee incurred in connection with the termination of the ATM Agreement.

Other Income (Expense), net

The change in our other income (expense), net between the nine months ended September 30, 2026 and 2025 was approximately $0.8 million and consists primarily of the change in the fair value of outstanding convertible promissory notes during the nine months ended September 30, 2025 offset by the warrant repricing in February 2026.

Liquidity and Capital Resources

We do not currently have any approved products and have never generated any revenue from product sales. Since our inception, we have funded our operations primarily through public and private offerings of our equity securities.

In June 2022, we entered into the ATM Agreement with H.C Wainwright & Co. (“Wainwright”), which was amended on September 1, 2022, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock for aggregate gross proceeds of up to $6.3 million. The issuances and sales of common stock by us under the ATM Agreement were made pursuant to “shelf” registration statements on Form S-3 filed with the SEC on September 1, 2022 and declared effective on September 9, 2022 and most recently on August 13, 2025 and declared effective on August 20, 2025. On June 8, 2026, the ATM Agreement was terminated and we paid a termination fee of $0.5 million. On August 28, 2026, the Company entered into an amendment to its at the market agreement pursuant to which the Company may issue and sell shares of its common stock up to an aggregate maximum offering price of $100.0 million. As of the date of this Quarterly Report, we have sold a cumulative 525,428 shares of our common stock for aggregate gross proceeds of approximately $2.7 million.

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

On December 22, 2025, the Company entered into the Purchase Agreement with Mr. Lazar, pursuant to which he agreed to purchase from the Company a series of Preferred Stock at a purchase price of $6.00 per share of Preferred Stock for aggregate gross proceeds of $6.0 million, subject to the terms and conditions thereunder. The offering closed on December 23, 2025. The shares of convertible preferred stock issued in December 2025 were converted into 111,000,000 shares of common stock in March 2026.

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

On September 8, 2026, the Company entered into a private placement pursuant to which the Company agreed to issue and sell an aggregate of 20,338,974 shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $24.0 million, before deducting offering expenses. The private placement closed on October 16, 2026.

We believe that our cash and cash equivalents of approximately $26.6 million as of September 30, 2026, together with approximately $4.0 million held in certificates of deposit that are available for withdrawal and $3.5 million received in October 2026 from the Private Placement,will provide us with sufficient liquidity to fund our operating expenses and capital expenditure requirements through the year ended December 31, 2027. During this period, we may also seek to further strengthen our capital position through additional equity financings to further support our operational goals or maintain strategic flexibility. Accordingly, we believe that our cash resources are adequate for our anticipated near-term operating needs.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $10.4 million for the nine months ended September 30, 2026, compared with net cash used in operating activities of approximately $11.6 million for the nine months ended September 30, 2025. The change is primarily attributable to the reduction in our net loss of approximately $7.4 million, and the decrease in our accounts payable and other current liabilities of approximately $4.8 million. The decrease in our accounts payable and other current liabilities was primarily a result of the payment of certain expenses accrued as of December 31, 2025 during the nine months ended September 30, 2026, combined with significantly reduced operating expenses due to the wind-down of the Phase 1 trial and decreases in executive compensation.

Investing Activities

During the nine months ended September 30, 2026, the Company invested $4.0 million in certificates of deposit.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was approximately $32.5 million, which was provided by the issuance and sale of approximately $12.0 million of our common stock pursuant to the June 2026 Private Placement and approximately $20.5 million raised pursuant to the September 2026 Private Placement, net of issuance costs of $0.1 million.

Funding Requirements

We believe that our existing cash and cash equivalents as of September 30, 2026 are adequate to fund our ongoing activities through the year ended December 31, 2027 and we expect to continue to incur operating expenses in the future in connection with our ongoing activities and our plans to pursue a Post-Investment Transaction.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2025 Annual Report on Form 10-K. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On September 8, 2026, the Company entered into a private placement pursuant to which the Company agreed to issue and sell an aggregate of 20,338,974 shares of the Company’s common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $24.0 million. The shares were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The private placement closed on October 16, 2026.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Indaptus Therapeutics, Inc.

Date: November 13, 2026	By:	/s/ Junyi Dai
Junyi Dai
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Yu Ding
Yu Ding
Chief Financial Officer (Principal Financial and Accounting Officer)

